Form 10-Q
period 2008-09-30
Hamptons Extreme, Inc.
filed 2008-12-22
CIK 1435530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________
Commission File Number 333.151148
HAMPTONS EXTREME, INC. (Name of small business issuer in its charter)
Delaware	20-8731646
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
509 S. San Clemente Street

Ventura, California 93001

(Address of Principal Executive Offices)
(805) 754-9805 (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐Accelerated Filer ☐ Non-Accelerated Filer☐  Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,035,000 shares of common stock, par value $.0001 per share, as of December 19, 2008.

Transitional Small Business Disclosure Format (Check one). YES ☐ NO ☒

HAMPTONS EXTREME, INC.

(A DEVELOPMENT STAGE COMPANY)

September 30, 2008 and 2007

INDEX TO FINANCIAL STATEMENTS

Contents	Page(s)

Balance Sheet at September 30, 2008 (Unaudited) and December 31, 2007	F-2

Statement of Operations for the Three Months Ended September 30, 2008 and 2007
and the Period from March 19, 2007 (Inception) through September 30, 2008 (Unaudited)	F-3

Statement of Operations for the Nine Months Ended September 30, 2008, the Period
from March 19, 2007 (Inception) through September 30, 2007 and the Period from March 19, 2007
(Inception) through September 30, 2008 (Unaudited)	F-4

Statement of Stockholders’ Deficit for the Period from March 19, 2007 (Inception) through
September 30, 2008 (Unaudited)	F-5

Statement of Cash Flows for the Nine Months Ended September 30, 2008, the Period
from March 19, 2007 (Inception) through September 30, 2007 and the Period from March 19, 2007
(Inception) through September 30, 2008 (Unaudited)	F-6

Notes to the Financial Statements (Unaudited)	F-7

HAMPTONS EXTREME, INC.

(A Development Stage Company)

Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)

Current Assets:
Cash	$1,669	$10,479
Total current assets	1,669	10,479

TOTAL ASSETS	$1,669	$10,479

Current Liabilities
Accrued expenses	$13,206	$13,706
Total current liabilities	13,206	13,706

Stockholders' Deficit:
Preferred stock: $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock: $0.0001 par value; 20,000,000 shares authorized; 1,035,000 and 1,024,000 shares issued and outstanding, respectively	104	102
Additional paid-in capital	34,996	23,998
Deficit accumulated during development stage	(46,637)	(27,327)
Total stockholders’ deficit	(11,537)	(3,227)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,669	$10,479

See accompanying notes to the financial statements.

HAMPTONS EXTREME, INC.

 (A Development Stage Company)

Statement of Operations

 (Unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	The Period from March 19, 2007 (Inception) through September 30, 2008
Operating Expenses:
Professional fees	$1,500	$6,500	$30,500
General and administrative expenses	2,203	-	16,137
Total operating expenses	3,703	6,500	46,637

Loss before income taxes	(3,703)	(6,500)	(46,637)

Provision for income taxes	-	-	-

Net loss	$(3,703)	$(6,500)	$(46,637)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.05)

Weighted average number of common shares outstanding – basic and diluted	1,035,000	1,000,310	1,015,073

See accompanying notes to the financial statements.

HAMPTONS EXTREME, INC.

 (A Development Stage Company)

Statement of Operations

 (Unaudited)

	Nine Months Ended September 30, 2008	The Period from March 19, 2007 (Inception) through September 30, 2007	The Period from March 19, 2007 (Inception) through September 30, 2008
Operating Expenses:
Professional fees	$10,500	$6,500	$30,500
General and administrative expenses	8,810	16	16,137
Total operating expenses	19,310	6,516	46,637

Loss before income taxes	(19,310)	(6,516)	(46,637)

Provision for income taxes	-	-	-

Net loss	$(19,310)	$(6,516)	$(46,637)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.05)

Weighted average number of common shares outstanding – basic and diluted	1,033,544	1,000,000	1,015,073

See accompanying notes to the financial statements.

HAMPTONS EXTREME, INC.

 (A Development Stage Company)

Statement of Stockholders’ Deficit

For the Period from March 19, 2007 (Inception) through September 30, 2008

(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Total

Balance, March 19, 2007 (inception)	1,000,000	$ 100	$ -	$ -	$ 100

Sale of common stock from September 10, 2007 through December 7, 2007 at $1.00 per share	24,000	2	23,998		24,000

Net loss				(27,327)	(27,327)

Balance, December 31, 2007	1,024,000	102	23,998	(27,327)	(3,227)

Sale of common stock from January 4, 2008 through March 27, 2008 at $1.00 per share	11,000	2	10,998		11,000

Net loss				(19,310)	(19,310)

Balance, June 30, 2008	1,035,000	$ 104	$ 34,996	$ (46,637)	$ (11,537)

See accompanying notes to the financial statements.

HAMPTONS EXTREME, INC.

 (A Development Stage Company)

Statement of Cash Flows

 (Unaudited)

	Nine Months Ended September 30, 2008	The Period from March 19, 2007 (Inception) through September 30, 2007	The Period from March 19, 2007 (Inception) through September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,310)	$(6,516)	$(46,637)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	(500)	6,500	13,206
Net Cash Used in Operating Activities	(19,810)	(16)	(33,431)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	11,000	100	35,100
Net Cash Provided by Financing Activities	11,000	100	35,100

NET INCREASE (DECREASE) IN CASH	(8,810)	84	1,669

CASH AT BEGINNING OF PERIOD	10,479	-	-
CASH AT END OF PERIOD	$1,669	$84	$1,669

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest	$-	-	$-
Income taxes	$-	-	$-

See accompanying notes to the financial statements.

HAMPTONS EXTREME, INC.

 (A Development Stage Company)

Notes to the Financial Statements

September 30, 2008 and 2007

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Hamptons Extreme, Inc. (a development stage company) (“Hamptons” or the “Company”) was incorporated on March 19, 2007 under the laws of the State of Delaware. A substantial portion of Hamptons’ activities has involved developing a business plan and establishing contacts and visibility in the marketplace and the Company has not generated any revenue to date. Hamptons plans to produce a new vacuum composite molded surfboard, which is less toxic, more durable, and offers a greater level of performance than other boards.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim financial statements for the three and nine-month periods ended September 30, 2008, the three months ended September 30, 2007, the period from March 19, 2007 (inception) through September 30, 2007 and the period from March 19, 2007 (inception) through September 30, 2008 and the related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by the U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form S-1, which was declared effective on October 14, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Development stage company

The Company is a development stage company as defined by Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”). The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition” (“SAB No. 101”), as amended by SAB No. 104 (“SAB No. 104”) for revenue recognition. The Company records revenue when persuasive evidence of an arrangement exists, product delivery has occurred and the title and risk of loss transfer to the buyer, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

The Company will derive its revenue from sales contracts with customers with revenues being generated upon the shipment of goods. Persuasive evidence of an arrangement is demonstrated via invoice, product delivery is evidenced by warehouse shipping log as well as a signed bill of lading from the trucking or rail company and title transfers upon shipment, based on either free on board (“FOB”) factory or destination terms; the sales price to the customer is fixed upon acceptance of the purchase order and there is no separate sales rebate, discount, or volume incentive.

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2008 or 2007.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on the financial results of the Company.

In December 2007, the FASB issued FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes noncontrolling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2008 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged.  SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had a negative working capital of $11,537 and a deficit accumulated during the development stage of $46,637 at September 30, 2008 and had a net loss and cash used in operations of $19,310 and $19,810 for the nine month period ended September 30, 2008, respectively.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY

                Sale of common stock

For the period from January 4, 2008 through March 27, 2008, the Company sold 11,000 shares of its common stock in a private placement at $1.00 per share to 11 individuals for $11,000.

 Item 2 – Management’s Discussion and Analysis or Plan of Operation of Financial Condition and Results of Operations

References to “Company”, “we” or “us” refer to Noble Medical Technologies, Inc., unless the context requires otherwise.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Factors That May Affect Future Results and Financial Condition.”

OVERVIEW

We are in a developmental stage. Implementing our planned business operation is dependant on the effectiveness of this registration statement and our ability to raise between $625,000 and $2,150,000 of additional capital after all offering expenses paid to a placement agent, attorneys, accountants and among other professional fees. Our plan is to utilize such capital we raise as follows:

                                                                      If a Net of                                   If a Net of

                                                                      $625,000 is Raised                     $2,150,000 is Raised

Establishing Manufacturing

Facility/ Offices                                                 $140,000                                       $500,000

Retail Shop                                                         $  25,000                                      $  50,000

Equipment                                                          $  75,000                                       $150,000

Officer Salaries                                                  $150,000                                      $350,000

Marketing Expense                                           $135,000                                      $700,000

Working Capital                                                $100,000                                      $400,000

The foregoing are estimates only and any funds may be re-allocated based upon management’s evaluation of then existing conditions.  We believe that we can commence manufacturing within three to four months of receiving financing.  We will have to acquire and install equipment, hire manufacturing and marketing personnel and establish working relationships with suppliers.  We believe that when we sell boards to surf shops that the sales will be on net thirty terms and the time for receipt of payment will require us to maintain significant working capital.  We project that our monthly operating budget will be approximately $70,000 to $80,000 per month comprised of rent of $3,300; salaries of $45,000 to $50,000 per month and overhead of $21,700 to $26,700.  Our ability to accomplish this will be negatively impacted by recent general economic developments.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause a general economic downturn and negatively impact our results. However, the effect of inflation has been minimal over the past three years.

SEASONALITY

We believe that our business will be seasonal in that sales will tend to decrease during winter months.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of losses that are likely to continue in the future. Our independent registered public accounting firm has included a footnote in their report in our audited financial statements for the year ended December 31, 2007 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we were unable to continue as a going concern, our shareholders would be likely to realize less for our assets than they are currently carried on our books because they would be sold separate from any operating business. We may be required to cease operations which could result in our shareholders losing almost all of their investment.

Comparison of Periods, Year to Year

We were formed on March 17, 2007 and were not in existence during the same corresponding period in the prior year.  We were inactive during and the same period in prior year, accordingly, we cannot make a year-to-year comparison of our results.

Liquidity and Capital Resources

As of September 30, 2008, we had $1,669 cash on hand and $13,206 in accrued expenses.  Our limited resources will affect the extent of our activities in the future unless we are successful in realizing financing.

Off Balance Sheet Arrangements

None

Forward-Looking Statements

Certain statements made in this Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, technological developments, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this prospectus will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in our Prospectus included in Registration Statement on Form S-1 No.: 333-151148 under the headings “Business,” “Risk Factors” and “Plan of Operations.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and President, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2008, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

Management's Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There has been no change in the Company's internal control over financial reporting during the interim period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, comprised of one officer, does not expect that the Company's disclosure controls and procedures or the Company's internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of September 30, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

 There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not currently party to any legal proceedings.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

 Item 6 – Exhibits and Reports of Form 8-K

(a)    Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation – Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form S-1 File No.: 333-151148.
3.2	Bylaws - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form S-1 File No.: 333-151148.
4.1	Specimen Stock Certificate – Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form S-1 File No.: 333-151148.
21	Description of Subsidiaries. None
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer.*
32.2	Section 1350 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.*

* Filed herewith

(b)    Reports of Form 8-K

None.

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Hamptons Extreme, Inc.

Date: December 22, 2008	By:	/s/ John Delaney

John Delaney, President and CEO