Form 10-K
period 2008-12-31
Hamptons Extreme, Inc.
filed 2009-03-24
CIK 1435530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended      December 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________________

Commission file number: 333-151148

Hamptons Extreme, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE                                      20-0587718

State or other jurisdiction of                   (I.R.S. Employer

incorporation or organization                   Identification No.)

509 S. San Clemente Street, Ventura, California                               93001

(Address of principal executive offices)                                          (Zip code)

Registrant’s Telephone Number, including area code: (805) 754-9805

Securities Registered pursuant to Section 12(b) of the Act:

            Title of each class                                Name of each exchange where registered

                        None                                                   Not applicable

                                    Securities Registered pursuant to Section 12(g) of the Act:

                                          None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act

☐  Yes    ☒ No

                Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☒   No ☐

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of March 18, 2009 was $52,000.

There were 1,037,000 shares of common stock outstanding as of March 18, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

Noble Medical Technologies, Inc.

FORM 10-K

INDEX

		Page
PART I

Item 1.	Business	2
Item 1A.	Risk Factors	5

Item 2.	Properties	12
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data	16
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	16
Item 9A.	Controls and Procedures	16
Item 9B.	Other Information	16

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	17
Item 11.	Executive Compensation	18
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18
Item 13.	Certain Relationships and Related Transactions, and Director Independence	19
Item 14.	Principal Accounting Fees and Services	19

PART IV

Item 15.	Exhibits, Financial Statement Schedules	20
	Index to Consolidated Financial Statements
	Index to Exhibits
	Signatures

-I-

Part I

I	Business Item 1.

GENERAL

                             DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Report on From 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, technological developments related to surfboarding and related activities, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Annual Report on Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Our Proposed Business,” “Risk Factors” and “Plan of Operations.”

OUR PROPOSED BUSINESS

Hamptons Extreme, Inc. (“we” “us” or “the company”) was formed in 2007 to engage in the design, manufacture, distribution and marketing of surfboards and related equipment.  We believed that the exit of certain large manufacturers from the market due to the costs of complying with environmental regulations presented us with a unique market opportunity.   We believed that if we were able to have our stock included on the OTCBB we thereafter might raise an additional $625,000 to $2,150,000 in private equity capital, rent manufacturing space, purchase the required equipment and design and produce surfboards and related equipment.  We can not be certain that we will be able to raise additional funds and become operational as we have no present or proposed commitments for the necessary financing and our efforts in this regard have not been successful to date.  Even if we were to obtain financing, approximately three to four months would pass from the receipt of financing until we began manufacturing operations as equipment would have to be purchased and installed and qualified personnel located and hired.  In view of recent economic conditions we have also intensified our efforts to locate a merger partner and enter a different line of business.

We were incorporated in March 2007, under the laws of the State of Delaware and have not commenced manufacturing, marketing or sales of our product. Our headquarters are presently located at 509 S. San Clemente Street, Ventura, California 93001, which is the residence of our Chief Executive Officer, and our telephone number is (805) 754-9805. We are developing a web site at hamptonsextremesurf.com to help in marketing our products. Any information that may appear on our web site should not be deemed to be a part of this report.

We intend to begin manufacturing operations within the next six months contingent on the receipt of additional financing of between $625,000 and $2,125,000, which to date has not occurred.  Our primary focus will be to develop a state of the art regulatory compliant manufacturing facility to produce surfboards with what we believe to be enhanced and superior performance characteristics.

Overview

We intend to develop, manufacture and market vacuum mold composite surfboards. We believe that our product will be accepted by the market due to the manufacturing void left by the closure of Clark Foam, the former world leader in surfboard blank manufacturing.  Clark Foam was faced with the decision to completely redevelop their product and business model, or close, due to numerous violations of EPA environmental codes. If we receive financing and are able to commence production, we will produce surfboards that will offer the consumer a more environmentally sound alternative to traditional polyurethane surfboard blanks, as well as provide a longer lasting more durable product. If we receive the proceeds of financing, we will secure office space, hire necessary personnel, further develop the designs of our products, manufacture our products, and seek out partnerships with local, national, international, and internet surfboard retailers to enhance our distribution effort.  All of the following discussion assumes that we are able to receive financing which can not be assured.  If we do not receive financing, we will not become operational and may be forced to liquidate or enter into a different line of business.

Industry Overview

Management believes that surfing is a rapidly growing sport that will continue to grow for the foreseeable future.  Industry estimates are that retail sales increased from $ 6.52 Billion in 2004 to $ 7.46 Billion in 2006, where surfboards accounted for 17% of sales in 2006, up from 11.6% in 2004 (Leisure Trends in the Media, “Surf’s Up. By A Lot”).  In December 2005, the major manufacturer of surfboard blanks, Clark Foam, ceased operations because its use of materials in manufacture violated State of California and Federal regulations relating to volatile organic compounds (“VOC”).  We believe that he closure of Clark Foam created an opportunity for new manufacturers and the manufacture of surfboards in the US is now characterized by numerous small manufacturers rather than one large dominant manufacturer.  The Company believes that its design advantages will give it a chance to become a new major manufacturer in this growing market..  Our surfboards will be manufactured without the use of Toluene Di Isocynate, commonly called TDI, which became subject to state and federal regulation and since we plan to purchase equipment compatible with manufacture without the use of TDI we will not be required to incur capital expense to comply with existing regulations.  See, “Our Proposed Business – Government Regulation”

Proposed Products and Services

Assuming we receive financing and become operational, our proposed surfboard line will retail for about $700 to $800 and at about a 40% discount at wholesale.  We have executed a lease for a manufacturing facility of about  2,625 square feet in Camarillo, California for  $3,300 per month.  We have cancelled this lease without any liablity to us..  We plan to open a retail surf shop at the same location as our manufacturing facility and to sell through wholesale channels through distributors and directly to other surf shops.  We may also engage in web based sales and marketing for our products.  We do not plan to market surfboards competitive to ours in our shop, but may offer related apparel and other surf boarding products.  Although we have not conducted any formal studies, we believe that the there is a significant market for our proposed products and that our price points are reasonable.  If our pricing structure does not prove to be reasonable we may be forced to lower our prices and our operating results would be adversely affected.

Planned Sales and Marketing

Assuming we receive financing and are able to become operational, our marketing effort will be a vital part of our operation. We will market direct to retail customers using our retail shop and a possible web site selling effort as well as through other retail channels that may buy from us directly or through wholesalers and distributors.  We also intend to place advertising in periodicals targeted to the surfing community.  Accordingly, we have allocated a significant portion of our operating budget to this marketing effort that may include hiring marketing personnel.  Our recently leased factory location was in an industrial park near two freeways with easy access to certain California beaches that we believe will be an important part of our market.  However, we have surrendered this lease without liability to us.

Possible Manufacturing Operations and Suppliers

In 2008 we executed a lease for a 2,625 square foot manufacturing facility in Camarillo, California.  Due to our inability to raise funds, we surrendered this facility to the Landlord in January 2009.  If we are in a position to begin manufacturing operations, we believe we can locate alternative suitable space or execute a new lease for our former space on similar terms. In the manufacture of surfboards, a foam blank is hand shaped using hand tools to our specifications.  Then the hand shaped blank is processed in a vacuum molding machine where we add the epoxy resin. During the vacuum molding process, the epoxy resin is mixed with a catalyst and formed around the blank. At this point the board is set on a wooden drying rack to cure. The board then cures over a five day period in which it is then ready to be packed and shipped.  Assuming we become fully operational, our principal supplier of blanks will be HomeBlown US, which has orally indicated to management that it is willing to enter into a supply relationship with us. HomeBlown US is the creator and manufacturer of Biofoam, an environmentally friendly shaping foam, manufactured entirely from plant based compounds. In keeping with our environmental goals we wish to exclusively use Biofoam in all of our surfboards. HomeBlown US is located in San Diego, California making it readily accessible to serve the needs of our company. HomeBlown US’s blanks range in size from 6’ 2” to 10’ 8” and are priced from $43.70 to $108.74 per blank when purchased in quantities from 101 to 200.  We believe that the costs for these blanks is compatible with our proposed pricing structure  In addition to blanks, the other key component of making vacuum composite epoxy surfboards is epoxy resin. We intend to purchase our supplies of this product from West SystemÆ. West System’sÆ’s epoxy is a versatile, high quality, two part epoxy that is easily modified for a wide range of coating and adhesive applications. It is used for construction and repairs requiring superior moisture resistance and high strength. It bonds to fiberglass, wood metal, fabrics, and other composite materials, and is especially suited for marine applications. We plan to use West System’sÆ #105 epoxy resin, wholesaling for $447.86 per 5.29 gallons. As a hardening agent we will be using West System’sÆ  #206 slow hardener for $120.81 per .94 gallon.  These processes are compatible with our proposed cost structure.  We also believe that similar products are available from alternative suppliers at comparable prices.  We intend to purchase our raw materials on open purchase orders and not through any formal supply contracts.

               Competition

We currently have no operations and will not have operations unless we receive financing.  Due to recent economic conditions, the likelihood of our receiving financing has been substantially reduced.  Until we have operations we will not compete with anyone.  We intend to compete in a fractured and highly competitive surfboard manufacture market.  As a competitor faces competitive pressure it may seek to sell surfboards at prices that undercut our price structure in order to meet cash flow needs or to increase market share.  Our future competitors such as Surftech, Aviso and Firewire are companies with established names, solid market niches, wide arrays of product offerings and marketing networks.  We intend to compete based upon the array of products offered and our unique designs as well as on price and service.

            Government Regulation

Management believes that the issues which caused Clark Foam, the largest surfboard foam blank manufacturer in the world, to cease operations was the regulation of a toxic chemical in use called Toluene Di Isocynate, commonly called TDI used in its foam blanks.. Most companies using this chemical have already left California; in 1999, the federal Environmental Protection Agency (EPA) implemented a slightly weaker version of California's existing anti-TDI law, while California itself instituted stronger laws. Clark Foam was found continually in violation of (Cal/OSHA regulation GISO 5155).  We believe that our proposed use of BioFoam will avoid these regulatory issues.  However, we can not predict the impact of future regulations relating to environmental matters and their impact upon our operations.  Furthermore, we can not seek to fill any void in manufacturing capacity unless and until we receive financing, which is not assured.

               Employees

As of December 31, 2008 and currently we have no employees. Our officers serve us on a part time basis without compensation. If we become fully operational, we foresee the need for approximately ten manufacturing, three marketing, six sales personnel, and two clerical personnel with the exact numbers determined by management’s judgment of our business’ needs.

               Legal Proceedings

We are not party to any legal proceeding and are unaware of any threatened legal proceeding to which we may become subject.

                                       Intellectual Property

We believe that our proposed designs for surfboards are unique and intend to protect our proprietary property rights therein by requiring our future employees to execute non-disclosure agreements.  From time to time we may consider the advisability of applying for patent protection with respect to our future designs and other characteristics of our products.  No assurance can be given that we will ever choose to apply for a patent, that any patent will be granted, that any patent that might be granted will provide meaningful protection to us or not be found to infringe upon the rights granted to others.  As we are not yet operational we have no way to predict whether we will ever apply for a patent or whether our plan to protect our proprietary information will prove effective.

Item 1A Risk Factors.

In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Our Business

We are not yet operational and will require substantial additional funds. We intend to enter the business of designing, manufacturing and marketing surfboards and related equipment.  We believe that these markets present an opportunity for us.  Recent economic conditions have substantially reduced the likelihood of our successfully entering our proposed business.

We have not yet hired any personnel, acquired the necessary equipment or otherwise begun operations. Our activities to date have mostly been organizational and developmental (pre-operational). We believe that our presently available funds and our financing commitments will be sufficient to meet our anticipated needs for our business plan in the pre-operational stage for at least the next twelve months. We will need to raise additional funds of $625,000 to $2,150,000 to further develop our product and additional funds to truly become operational, implement our business plan, bring our product to market, respond to competitive pressures or acquire complementary businesses or technologies. We may also need to raise funds if our available funds decrease during our various operational stages. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders will be reduced and stockholders may experience dilution. Moreover, such securities may have rights, preferences and privileges senior to those of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to fund our expansion, take advantage of unanticipated acquisition opportunities, develop or enhance new product offerings or respond to competitive pressures. We have no commitments to raise the additional capital we will need to become operational. Thus we may never become operational and, even if we do, we may not have sufficient funds to grow to meet demand if we are successful and investors may lose their entire investment.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934 that will require us to incur audit fees and legal fees in connection with the preparation of such reports.  These additional costs could reduce or eliminate our ability to earn a profit.

We are required to file  periodic  reports with the Securities and Exchange  Commission  pursuant to the Securities  Exchange Act of 1934 and the  rules and  regulations  promulgated thereunder.  In order to comply with these requirements, our independent registered public accounting firm reviews our financial statements on a quarterly basis and audit our financial statements on an annual basis.  Moreover, our legal counsel has to review and assist in the preparation of such reports.  The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the   amount of time to be spent by our auditors and attorneys.  However, incurring of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended by SEC Release 33-8934 on June 26, 2008 we will be required, beginning with our year ending December 31, 2009, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of the year ending December 31, 2009. Furthermore, in the following year, our independent registered public accounting firm will be required to report separately on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting. We have not yet completed any assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

Our officers have no experience in managing a public company.  Neither of our officers has previous experience in managing a public company, we do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Our independent auditors have expressed doubt about our ability to continue as a going concern. We received a report on our financial statements for the periods from March 19, 2007 (inception) through December 31, 2007 and for the year ended December 31, 2008 from our independent registered public accounting firm that includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. The report expressed doubt about our ability to continue as a going concern because we are not operational and have limited resources. We can offer no assurance that the actions we plan to take to address these conditions will be successful. Inclusion of a “going concern qualification” in the report of our independent accountants may have a negative impact on our ability to obtain financing and may adversely impact our stock price in any market that may develop.

Our ability to hire additional personnel is important to the continued growth of our business. Our continued success depends upon our ability to attract and retain a group of motivated design, manufacturing and marketing professionals. Our growth may be limited if we cannot recruit and retain a sufficient number of people.  We cannot guarantee that we will be able to hire and retain a sufficient number of qualified personnel.

Mr. Delaney, our president, has made all decisions concerning his compensation. There is no employment contract with Mr. Delaney at this time. Nor are there any agreements for compensation in the future. Mr. Delaney’s future compensation is not fixed or based on any percentage calculations. He will make all decisions determining the amount and timing of his compensation. He will continue making decisions about the timing and amount of his compensation until we have a sufficient number of directors to establish a compensation committee of the board of directors. Mr. Delaney’s decisions about his compensation may not be in the best interests of other shareholders.

We face substantial competition. Presently the surfing products manufacture industry is diverse with no dominant participant.  Smaller companies either distinguish their product so that they can sell at premium prices or operate on small margins.  As a result we will face intense competition.  A large part of our effort will be directed to being recognized by retailers and carried in their outlets and catalogs.  We cannot promise whether our marketing efforts will be successful and as a result we may never achieve sustainable operating results.

Our success depends to a large extent upon the continued service of key managerial and technical employees and our ability to attract and retain qualified personnel. Specifically, we are highly dependent on the ability and experience of our key employees, John Delaney, our president and CEO, and Brien Reidy, our vice president and secretary. The loss of either Mr. Delaney or Mr. Reidy would present a significant setback for us and could impede the implementation of our business plan. There is no assurance that we will be successful in acquiring and retaining qualified personnel to execute our current plan of operations.

Our president/CEO and our vice president/secretary each serves us on a part time basis and conflicts may arise. Mr. Delaney and Mr. Reidy each devotes only a small portion of his time to our operations. Until we receive proceeds from our financing efforts, we anticipate that each of Mr. Delaney and Mr. Reidy will devote 10% to 20% of his time to our business.  If we receive the proceeds of a financing, both Mr. Delaney and Mr. Reidy will commence working for us on a full time basis.   Since they each also have other outside commitments, it is inevitable that conflicts will arise in allocation of their time and effort. While they will seek to give us sufficient time to allow us to operate on a basis that is beneficial to our shareholders, this goal may not be accomplished and our operating results may be negatively impacted by the unavailability of our key personnel.

The ability of our president to control our business will limit minority shareholders' ability to influence corporate affairs. Our president, John Delaney, owns 985,000 or approximately 95.0% of our 1,037,000 issued and outstanding shares. Even if he were to sell all of his shares that are covered by our current prospectus, he would still own 887,000 shares or approximately 85.5% of our issued and outstanding shares. Because of his stock ownership, our president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because he may institute or undertake transactions, policies or programs that result in losses; may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

Our officers do not have employment agreements with us.   Neither of our officers has an employment agreement with us.  In the absence of an employment agreement with a restrictive covenant on the part of the employee, either or both of our officers could leave us at any time or commence working for a competitive company.  Furthermore, California law, under which we operate, may cast substantial doubt on the enforceability of any restrictive covenant that we may obtain from our officers in the future.  Accordingly, the continued services of our officers cannot be assured.

If we do not receive additional financing we will not become operational. We require between $625,000 and $2,150,000 in debt or equity financing. Our management believes that it will be able to raise funds for us in the future.  However, we have not been successful in these efforts to date and we cannot be certain that we will accomplish these goals or that, even if we do, that additional funds will be raised. No one has committed to invest the money we need to become operational. If we cannot become operational, we will eventually be required to abandon our plans and, unless we can find a suitable acquisition or merger partner our shareholders will lose their investment. We have not located any suitable potential merger partner because we intend to proceed with our business.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending December 31, 2009, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of 2009. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We may not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

We have not conducted detailed cost and market studies so we do not know if we can operate profitably.  We have not conducted any detailed studies which would provide us with our actual costs of manufacture for our product and are relying on our president’s estimates for these costs.  In addition, we have not conducted market studies to determine whether our line of surfboarding products will fill an actual need or would be accepted in the market and, if it would be accepted, at what price point.  Since we have not fully determined our costs of manufacture or our likely price points for sales we cannot determine if we can profitably manufacture and market our proposed products.

We intend to engage in a large-scale manufacturing and marketing operation and we may have difficulty managing our growth and expanding our operations successfully.

If we successfully launch our surfboard line, we will need to expand our design, manufacturing, sales and marketing and on-going development capabilities.  We do not intend to out-source these core functions. As our operations expand, we expect that we will need to manage additional relationships with various partners, suppliers, and other organizations. Our ability to manage our operations and growth requires us to continue to improve our information technology infrastructure, operational, financial and management controls and reporting systems and procedures. Such growth could place a strain on our administrative and operational infrastructure that is presently non-existent. We may not be able to make improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

Environmental and other governmental regulations may impact our operations.  Assuming we receive private financing and are able to commence operations, our operations will be subject to present and future environmental and other governmental regulations. For example, Toluene Di Isocynate or TDI was previously used in surfboard manufacture and its use is now prohibited in California and to a lesser degree by Federal regulations.  See, “Our Proposed Business – Government Regulation”.  While we are not aware of any impending regulatory actions which would limit our proposed activities, we can not guarantee that we will not be subject to future regulatory actions that prohibit or limit the use of materials due to their potentially harmful environmental impacts.  Furthermore, while surfing is generally regarded as an activity where the participant assumes the risk of any attendant hazard, it is entirely possible that regulations could be adopted which are design to ensure the safety of surfing participants and which limit our product design freedom.  Management is not aware of any pending regulations of this type.

Risks Related to Our Common Stock

Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop and it is likely to be subject to significant price fluctuations. While our stock is included in the Over the Counter Bulletin Board (“OTCBB”) under the symbol HMEX, there has not been any established trading market for our common stock and we are not aware of any actual trades.  We cannot predict the extent to which investor interest in us will ever lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in these securities.

Our board of directors is authorized to issue shares of preferred stock, which may have rights and preferences detrimental to the rights of the holders of our common shares. We are authorized to issue up to 1,000,000 shares of preferred stock, $0.0001 par value. As of the date of this Annual Report on Form 10-K, we have not issued any shares of preferred stock. Our preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the Board of Directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of the common stock being offered hereby.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability that may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors. Our articles of incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us, therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is are likely to materially reduce the market and price for our shares, if such a market ever develops.

Any market that develops in shares of our common stock will be subject to the penny stock restrictions that are likely to create a lack of liquidity and make trading difficult or impossible. Until our shares of common stock qualify for inclusion in the NASDAQ system, if ever, the trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by the FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

SEC Rule 15g-9 (as most recently amended and effective on September 12, 2005) establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•              the basis on which the broker or dealer made the suitability determination, and

•              that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares in all probability will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

We do not intend to pay dividends on our common stock. We have not paid any dividends on our common stock to date and there are no plans for paying dividends on the common stock in the foreseeable future. We intend to retain earnings, if any, to provide funds for the implementation of our business plan. We do not intend to declare or pay any dividends in the foreseeable future. Therefore, there can be no assurance that holders of our common stock will receive any additional cash, stock or other dividends on their shares of our common stock until we have funds which the Board of Directors determines can be allocated to dividends.

If a market develops for our shares, sales of our shares relying upon rule 144 may depress prices in that market by a material amount. All of the outstanding shares of our common stock are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell their shares  As a result of revisions to Rule 144 which became effective on or about February 15, 2008, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of one year. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

Any trading market that may develop may be restricted by virtue of state securities "Blue Sky" laws to the extent they prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states. There is no public market for our common stock, and there can be no assurance that any public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "Blue Sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the “Blue Sky” laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state “Blue Sky” law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend and may not be able to qualify securities for resale in approximately 17 states that do not offer manual exemptions and require shares to be qualified before they can be resold by our shareholders.

Accordingly, investors should consider the secondary market for our securities to be a limited one.

Item 1B.          Unresolved Staff Comments.

None.

Item 2. Properties.

Our present level of operations has not required us to establish regular executive offices and we use space within the residence of our CEO John Delaney as our office at no cost to us.

Item 3.  Legal Proceedings.

We are not currently party to any legal proceedings and are not aware of any threatened legal proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the last quarter of the period covered by this report.

Part II.

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock trades on the Over the Counter Bulletin Board under the symbol “HMEX”.  The volume and frequency of both quotations and trades in our stock has been limited.  There are presently approximately forty holders of record of our common stock.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.  We have not paid any cash dividends and do not anticipate doing so in the foreseeable future.  Future dividends, if any, will depend upon our results of operations, financial condition, capital needs and such other factors as the Board of Directors deems relevant.

Item 6. Selected Financial Data.

We were organized in July 2007.  The following information is derived from our financial statements contained elsewhere herein and should be reviewed in conjunction with those financial statements, the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this annual report.

Balance Sheet Data:

                                                ASSETS

                        December 31,

                                                                                                                            2008                                 2007

Current assets:

   Cash                                                                                                        $             919                $        10,479

Total assets                                                                                              $            919                 $        10,479

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:

   Accrued expenses                                                                                 $                  22,500         $     13,706

   Total Current Liabilities                                                                        $                  22,500         $     13,706

Stockholders’ deficit:

   Preferred stock; $.0001 par value; authorized -

  1,000,000 shares; issued - none                                                                                   -                          -

   Common stock; $.0001 par value; authorized -

  20,000,000 shares; issued and outstanding -

  1,037,000 and 1,024,000 shares, respectively                                                         104                   102

   Additional paid-in capital                                                                                         36,996               23,998

Deficit accumulated during the development stage                                              (56,681)            (27,327)

Total Stockholders’ Deficit                                                                                    $ (21,581)        $   (3,227)

Total liabilities and stockholders’ deficit                                                             $        919          $  10,479

Statements of Operations Data:

	Year Ended December 31, 2008	The Period from March 19, 2007 (Inception) through December 31, 2007	The Period from March 19, 2007 (Inception) through December 31, 2008
Operating Expenses:
Professional fees	$12,000	$20,000	$32,000
General and administrative expenses	19,354	7,327	26,681
Total operating expenses	31,354	27,327	58,681

Loss before income taxes	(31,354)	(27,327)	(58,681)

Provision for income taxes	-	-	-

Net loss	$(31,354)	$(27,327)	$(58,681)

Net loss per common share - basic and diluted	$(0.03)	$(0.03)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	1,034,107	1,006,503	1,021,985

See accompanying notes to the financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Factors That May Affect Future Results and Financial Condition.”

OVERVIEW

We are in a developmental stage. Implementing our planned business operation is dependant on the effectiveness of this registration statement and our ability to raise between $625,000 and $2,150,000 of additional capital after all offering expenses paid to a placement agent, attorneys, accountant’s and the like.

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

The foregoing are estimates only and funds may be reallocated based upon management’s evaluation of then existing conditions.  We believe that we can commence manufacturing within three to four months of receiving financing.  We will have to acquire and install equipment, hire manufacturing and marketing personnel and establish working relationships with suppliers.  We believe that when we sell boards to surf shops that the sales will be on net thirty terms and the time for receipt of payment will require us to maintain significant working capital.  We project that our monthly operating budget will be approximately $70,000 to $80,000 per month comprised of rent of $3,300; salaries of $45,000 to $50,000 and overhead of $21,700 to $26,700

Due to the recent downturn in the general economy, the likelihood of our achieving the foregoing goals has been substantially reduced and we may be required to seek an acquisition as an alternative to developing our business.

IINFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause a general economic downturn and negatively impact our results. However, the effect of inflation has been minimal over the past three years.

SEASONALITY

We believe that our business will be seasonal in that sales will tend to decrease during winter months.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had $919 cash on hand and current liabilities of $22,500.  Obviously our current position is extremely illiquid.  Management is seeking debt or equity financing of which there can be no assurance or alternatively to acquire an operating business with liquidity.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Employees and Purchase of Plant or Equipment

We are in the process of determining our personnel needs. We intend to hire employees or consultants over the course of the next twelve months if we are successful in raising capital, but do not currently have an estimate of how many employees we will hire or how much it will cost.

Recent Accounting Pronouncements

Reference is made to Note 2 to our financial statements included herein.

Item 8  Financial Statements and Supplementary Data.

See Financial Statements beginning on Page F-1.

Item 9  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008, the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our year ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B—Other Information

We do not have any information that was required to be reported on Form 8-K during the fourth quarter that was not reported.

Part III

Item 10  Executive Officers and Corporate Governance

Directors and Executive Officers.

Our directors and officers are as follows:

Name                                     Age                                         Position(s)

John Delaney                     24                                             President, Chief Executive Officer and a Director

Brien Reidy                        58                                              Vice President and Secretary

Term and Family Relationships

Our director currently has a term which will end at our next annual meeting of the stockholders or until a successor is elected and qualifies, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. We only have two officers and one director.

No officer, director, or persons nominated for these positions, and no promoter or significant employee of our corporation has been involved in legal proceedings that would be material to an evaluation of our management.

Business Experience

John Delaney was elected a director, and president and CEO upon our formation in 2007.  He has been involved in the sport of surfing for 10 years. Over those 10 years he has purchased approximately 100 surfboards, of various sizes and materials. While he was attending the University of California, Santa Barbara (“UCSB”) he competed on their surf team and held a part time job at J7 surfboards, a local manufacturer from September of 2005 to June of 2007. Mr. Delaney worked on various manufacturing tasks at J7, including sanding and shaping boards and retail sales. He received a B.A. Degree in Economics from UCSB in 2007 with an emphasis in Environmental Economics.

Brien Reidy was elected our Vice President and Secretary in August 2008.  He has operated an independent business consultant  for more than the past five years, concentrating in the area of real estate finance  In June 2004 Mr. Reidy filed for personal bankruptcy in the United States bankruptcy Court for the Eastern District of Long Island (Case No 8-05-83274-sb) and was discharged under Chapter 7 on March 14, 2006.  The Board has considered Mr. Reidy’s bankruptcy filing and determined that it has no bearing on his efforts on behalf of the Company.

We have determined that due to our early stage of development and our small size, the present adoption of a code of ethics is not appropriate.  If we grow we will adopt a suitable code of ethics.

Except as set forth above, no officer or director has been involved in any material legal proceeding.

These are no family relationships among our officers and directors except that Mr. Reidy is Mr. Delaney’s uncle.

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash annual remuneration of each of the three highest paid persons who are officers and directors officers and directors as a group during our last fiscal year:

Name of individual or identity of group	Capacities in which remuneration was received	Salary	Bonus	Stock Awards	All Other Compensation	Aggregate remuneration
John Delaney	CEO	$0	$0	$0	$0	$0
Brien Reidy	CFO	$0	$0	$0	$0	$0

The Company has not paid and has no present plan to give any compensation other than cash. The Company does not have any Stock Option Plan or other equity compensation plans.

No compensation to Directors.

No director has received any cash or other compensation for serving as a director and we do not plan to pay any cash or other compensation to any person for serving as a director.

Item 12 SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

The information in the following table sets forth the beneficial ownership of our shares of common stock as of the date of this Annual Report on Form 10-K, by: (i) each of the three highest paid persons who are our officers and directors (or in the alternative, each officer and director); (ii) all officers and directors as a group; (iii) each shareholder who beneficially owns more than 10% of any class of our securities, including those shares subject to outstanding options.

Name and address              Amount owned before the offering    Amount owned after the offering    Percent of class after the

of owner                                                                                                                                                                                offering

John Delaney                                      985,000                                                  887,000                                                 85.5%

Brien Reidy                                                     0                                                            0                                                    0%

All officers and directors                    985,000                                                 887,000                                                 85.5%

as a group (2 person)

Item 13.  Certain Relationships and Related Transaction, and Director Independence.

The Company was incorporated on March 19, 2007 at which time 985,000 shares of common stock were issued to the Company’s founder and 15,000 shares of common stock were issued to the Company’s legal counsel. No value was given to the shares issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.0001 par value and paid in capital was recorded as a negative amount ($100). In other words, no net value was assigned to these shares.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the year ended December 31, 2008 and for the period from March 19, 2007 (Inception) through December 31, 2007 were $9,500 and $10,000, respectively.

Audit-Related Fees

During the fiscal year ended December 31, 2008 and for the period from March 19, 2007 (Inception) through December 31, 2007, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for the tax compliance for the year ended December 31, 2008 and for the period from March 19, 2007 (Inception) through December 31, 2007 were $0 and $0, respectively.

All Other Fees

During the for the year ended December 31, 2008 and for the period from March 19, 2007 (Inception) through December 31, 2007, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee.  However, our board of directors has pre-approved the services described above.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(A) Financial Statements

                See index to Financial Statements on Page F-1

(B) Exhibits.

Exhibit Number                                                                                                                    Exhibit Description

3.1                           Certificate of Incorporation - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form S –1 File Number 333-151148

3.2                           Bylaws - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form S –1 File Number 333-151148

23.1                         Consent of Li & Company, PC

31.1                         Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

31.2                         Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

32.1                         Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                         Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(C) Financial Statement Schedules - None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned threunto duly authorized.

HAMPTONS EXTREME, INC.

By:   /s/ John Delaney, CEO

                John Delaney, CEO

                (Principal Executive Officer)

March 23, 2009

By:   /s/ Brien Reidy, VP and CFO

                Brien Reidy, VP and CFO

                (Principal Financial and Accounting Officer)

March 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name           Signature                                          Date                                Capacities

John Delaney       /s/ John Delaney            March 23, 2009            Sole Director and CEO

HAMPTONS EXTREME, INC.

(A DEVELOPMENT STAGE COMPANY)

December 31, 2008

INDEX TO FINANCIAL STATEMENTS

Contents	Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at December 31, 2008 and 2007	F-3

Statement of Operations for the Year Ended December 31, 2008, the Period from	F-4
March 19, 2007 (inception) through December 31, 2007 and the Period from March 19, 2007
(Inception) through December 31, 2008

Statement of Stockholders’ Deficit for the Period from March 19, 2007 (Inception)	F-5
through December 31, 2008

Statement of Cash Flows for the Year Ended December 31, 2008, the Period from March 19, 2007	F-6
(Inception) through December 31, 2007 and the Period from March 19, 2007 (Inception)
through December 31, 2008

Notes to the Financial Statements	F-7 to F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hamptons Extreme, Inc.

(A development stage company)

Oak View, California

We have audited the accompanying balance sheet of Hamptons Extreme, Inc. (a development stage company) (the “Company”) as of December 31, 2008 and 2007 and the related statement of operations, stockholders’ deficit and cash flows for the year ended December 31, 2008, the period from March 19, 2007 (inception) through December 31, 2007 and the period from March 19, 2007                                                            (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended December 31, 2008, the period from March 19, 2007 (inception) through December 31, 2007 and the period from March 19, 2007                                                            (Inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a negative working capital and a deficit accumulated during the development stage at December 31, 2008 and had a net loss and cash used in operations for the year ended December 31, 2008, the period from March 19, 2007 (inception) through December 31, 2007 and for the period from March 19, 2007 (inception) through December 31, 2008, with no revenues during the period. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

March 13, 2009

HAMPTONS EXTREME, INC.

(A Development Stage Company)

Balance Sheets

	December 31, 2008	December 31, 2007
Current Assets:
Cash	$919	$10,479
Total current assets	919	10,479

TOTAL ASSETS	$919	$10,479

Current Liabilities
Accrued expenses	$22,500	$13,706
		-
Total current liabilities	22,500	13,706

Stockholders' Deficit:
Preferred stock: $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-

Common stock: $0.0001 par value; 20,000,000 shares authorized; 1,037,000 and 1,024,000 shares issued and outstanding, respectively	104	102

Additional paid-in capital	36,996	23,998
Deficit accumulated during development stage	(58,681)	(27,327)
Total stockholders’ deficit	(21,581)	(3,227)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$919	$10,479

See accompanying notes to the financial statements.

HAMPTONS EXTREME, INC.

 (A Development Stage Company)

Statement of Operations

	Year Ended December 31, 2008	The Period from March 19, 2007 (Inception) through December 31, 2007	The Period from March 19, 2007 (Inception) through December 31, 2008
Operating Expenses:
Professional fees	$12,000	$20,000	$32,000
General and administrative expenses	19,354	7,327	26,681
Total operating expenses	31,354	27,327	58,681

Loss before income taxes	(31,354)	(27,327)	(58,681)

Provision for income taxes	-	-	-

Net loss	$(31,354)	$(27,327)	$(58,681)

Net loss per common share - basic and diluted	$(0.03)	$(0.03)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	1,034,107	1,006,503	1,021,985

See accompanying notes to the financial statements.

HAMPTONS EXTREME, INC.

 (A Development Stage Company)

Statement of Stockholders’ Deficit

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholder's Deficit

Balance, March 19, 2007 (inception)	1,000,000	$ 100	$ -	$ -	$ 100

Sale of common stock from September 10, 2007 through December 7, 2007 at $1.00 per share	24,000	2	23,998		24,000

Net loss				(27,327)	(27,327)

Balance, December 31, 2007	1,024,000	102	23,998	(27,327)	(3,227)

Sale of common stock from January 4, 2008 through November 26, 2008 at $1.00 per share	13,000	2	12,998		13,000

Net loss				(31,354)	(31,354)

Balance, December 31, 2008	1,037,000	$ 104	$ 36,996	$ (58,681)	$ (21,581)

See accompanying notes to the financial statements.

HAMPTONS EXTREME, INC.

 (A Development Stage Company)

Statement of Cash Flows

	Year Ended December 31, 2008	The Period from March 19, 2007 (Inception) Through December 31, 2007	The Period from March 19, 2007 (Inception) Through December 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,354)	$(27,327)	$(58,681)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:

Increase in accrued expenses	8,794	13,706	22,500
Net Cash Used in Operating Activities	(22,560)	(13,621)	(36,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	13,000	24,100	37,100
Net Cash Provided by Financing Activities	13,000	24,100	37,100

NET INCREASE (DECREASE) IN CASH	(9,560)	10,479	919

CASH AT BEGINNING OF PERIOD	10,479	-	-
CASH AT END OF PERIOD	$919	$10,479	$919
See accompanying notes to the financial statements.

HAMPTONS EXTREME, INC.

 (A DEVELOPMENT STAGE COMPANY)

Notes to the Financial Statements

December 31, 2008

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

Fair value of financial instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments and market rates of interest.

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

Net loss per common share

                Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2008.

Recently issued accounting pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with its annual report for the fiscal year ending December 31, 2009, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement

•	of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

•	of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

•	of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

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

In December 2007, the FASB issued FASB Statement No. 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on the financial results of the Company.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage. The Company intends to produce a new vacuum composite molded surfboard, which is less toxic, more durable, and offers a greater level of performance than other boards; however, the Company has not yet acquired the customers or begun operations.  Its activities as of December 31, 2008 have been organizational and developmental (pre-operational).

As reflected in the accompanying financial statements, the Company had a negative working capital of $21,581 and a deficit accumulated during the development stage of $58,681 at December 31, 2008 and had a net loss and cash used in operations of $58,681 and $36,181 for the period from March 19, 2007 (inception) through December 31, 2008, respectively, and earned no revenues since inception.

While the Company is attempting to commence operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – STOCKHOLDERS’ EQUITY

                Sale of common stock

The Company was incorporated on March 19, 2007. Upon the formation, the Company sold 985,000 shares of its common stock to its founder and 15,000 shares of its common stock at the par value price of $0.001 per share.

For the period from September 10, 2007 through December 31, 2007, the Company sold 24,000 shares of its common stock in a private placement at $1.00 per share to 24 individuals for $24,000.

For the period from January 4, 2008 through November 26, 2008, the Company sold 13,000 shares of its common stock in a private placement at $1.00 per share to 15 individuals for $13,000.

NOTE 4 – INCOME TAXES –

At December 31, 2008, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $58,681 that may be offset against future taxable income through 2028. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $8,802 was not considered more likely than not and accordingly, the potential tax benefits of the net operating loss carry-forwards are fully offset by a valuation allowance of $56,681.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $4,703 and $4,099 for the years ended December 31, 2008 and for the period from March 19, 2007 (inception) through December 31, 2007, respectively.

Components of deferred tax assets at December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$8,802	4,099
Less valuation allowance	(8,802)	(4,099)

Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2008	For the Period from March 19, 2007 (inception) through December 31, 2007

Federal statutory income tax rate	15.0%	15.0%
Change in valuation allowance on net operating loss carry-forwards	(15.0)%	(15.0)%
Effective income tax rate	0.0%	0.0%