Form 10-Q
period 2009-03-31
Hamptons Extreme, Inc.
filed 2009-05-20
CIK 1435530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009
OR
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer    Accelerated Filer        Non-Accelerated Filer       Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO 

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,035,000 shares of common stock, par value $.0001 per share, as of May 18, 2009.

Transitional Small Business Disclosure Format (Check one). YES  NO ☒

HAMPTONS EXTREME, INC.

(A DEVELOPMENT STAGE COMPANY)

March 31, 2009 and 2008

INDEX TO FINANCIAL STATEMENTS

Contents	Page(s)

Balance Sheets at March 31, 2009 (Unaudited) and December 31, 2008	F-2

Statements of Operations for the Three Months Ended March 31, 2009 and 2008
and the Period from March 19, 2007 (Inception) through March 31, 2009 (Unaudited)	F-3

Statement of Stockholders’ Deficit for the Period from March 19, 2007 (Inception) through
March 31, 2009 (Unaudited)	F-4

Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008
and the Period from March 19, 2007 (Inception) through March 31, 2009 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6

HAMPTONS EXTREME, INC.

(A Development Stage Company)

Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)

Current Assets:
Cash	$324	$919
Total current assets	324	919

TOTAL ASSETS	$324	$919

Current Liabilities
Accrued expenses	$24,000	$22,500
Total current liabilities	24,000	22,500

Stockholders' Deficit:
Preferred stock: $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Common stock: $0.0001 par value; 20,000,000 shares authorized; 1,037,000 shares issued and outstanding	104	104
Additional paid-in capital	36,996	36,996
Deficit accumulated during development stage	(60,776)	(58,681)
Total stockholders’ deficit	(23,676)	(21,581)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$324	$919

See accompanying notes to the financial statements.

HAMPTONS EXTREME, INC.

 (A Development Stage Company)

Statements of Operations

 (Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	The Period from March 19, 2007 (Inception) through March 31, 2009
Operating Expenses:
Professional fees	$1,500	$5,000	$33,500
General and administrative expenses	595	3,274	27,276
Total operating expenses	2,095	8,274	60,776

Loss before income taxes	(2,095)	(8,274)	(60,776)

Provision for income taxes	-	-	-

Net loss	$(2,095)	$(8,274)	$(60,776)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	1,037,000	1,030,495	1,023,559

See accompanying notes to the financial statements.

HAMPTONS EXTREME, INC.

 (A Development Stage Company)

Statement of Stockholders’ Deficit

For the Period from March 19, 2007 (Inception) through March 31, 2009

(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholder’s Deficit

Balance, March 19, 2007 (inception)	1,000,000	$ 100	$ -	$ -	$ 100

Sale of common stock from September 10, 2007 through December 7, 2007 at $1.00 per share	24,000	2	23,998		24,000

Net loss				(27,327)	(27,327)

Balance, December 31, 2007	1,024,000	102	23,998	(27,327)	(3,227)

Sale of common stock from January 4, 2008 through November 26, 2008 at $1.00 per share	13,000	2	12,998		13,000

Net loss				(31,354)	(31,354)

Balance, December 31, 2008	1,037,000	104	36,996	(58,681)	(21,581)

Net loss				(2,095)	(2,095)

Balance, March 31, 2009	1,037,000	$ 104	$ 36,996	$ (60,776)	$ (23,676)

See accompanying notes to the financial statements.

HAMPTONS EXTREME, INC.

 (A Development Stage Company)

Statements of Cash Flows

 (Unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	The Period from March 19, 2007 (Inception) through March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,095)	$(8,274)	$(60,776)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	1,500	(3,500)	24,000
Net Cash Used in Operating Activities	(595)	(11,774)	(36,776)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	11,000	37,100
Net Cash Provided by Financing Activities	-	11,000	37,100

NET INCREASE (DECREASE) IN CASH	(595)	(774)	324

CASH AT BEGINNING OF PERIOD	919	10,479	-
CASH AT END OF PERIOD	$324	$9,705	$324

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest	$-	-	$-
Income taxes	$-	-	$-

See accompanying notes to the financial statements.

HAMPTONS EXTREME, INC.

 (A Development Stage Company)

March 31, 2009 and 2008

Notes to the Financial Statements

 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying interim financial statements for the three months ended March 31, 2009 and 2008 and the period from March 19, 2007 (inception) through March 31, 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed on Form 10-K which was filed on March 24, 2009.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had a negative working capital of $23,676 and a deficit accumulated during the development stage of $60,776 at March 31, 2009 and had a net loss and cash used in operations of $2,095 and $595 for the three month period ended March 31, 2009, respectively.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – STOCKHOLDERS’ EQUITY

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

The foregoing are estimates only and any funds may be re-allocated based upon management’s evaluation of then existing conditions.  We believe that we can commence manufacturing within three to four months of receiving financing.  We will have to acquire and install equipment, hire manufacturing and marketing personnel and establish working relationships with suppliers.  We believe that when we sell boards to surf shops that the sales will be on net thirty terms and the time for receipt of payment will require us to maintain significant working capital.  We project that our monthly operating budget will be approximately $70,000 to $80,000 per month comprised of rent of $3,300; salaries of $45,000 to $50,000 per month and overhead of $21,700 to $26,700.  Our ability to accomplish these goals is likely to be negatively impacted by recent general economic developments.

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

Comparison of Periods, Year to Year

We were formed on March 17, 2007 and were not in existence during the same corresponding period in the prior year.  We were inactive during and the same period in prior year, accordingly, we cannot make a year-to-year comparison of our results.  We have not commenced our manufacturing operations and have not generated any revenue at any time.

Liquidity and Capital Resources

As of March 31, 2009, we had $324 cash on hand and $24,000 in accrued expenses.  Our limited resources will affect the extent of our activities in the future unless we are successful in realizing financing.

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

Management's Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There has been no change in the Company's internal control over financial reporting during the interim period ended March 31 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, comprised of two officers, does not expect that the Company's disclosure controls and procedures or the Company's internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of March 31, 2009.

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

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

 Item 6 – Exhibits and Reports of Form 8-K

(a)    Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation – Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form S-1 File No.: 333-151148.
3.2	Bylaws - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form S-1 File No.: 333-151148.
4.1	Specimen Stock Certificate – Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form S-1 File No.: 333-151148.
21	Description of Subsidiaries. None
31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer.*
31.1	Section 1350 Certification by the Principal Executive Officer.*
32.2	Section 1350 Certification by the Principal Accounting and Financial Officer.*

* Filed herewith

(b)    Reports of Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Hamptons Extreme, Inc.

Date: May 19, 2009	:	By: /s/ John Delaney

John Delaney, President and CEO

Date:  May 19, 2009                                                   By:  /s/ Brien Reidy

                                                                                   Brien Reidy, Chief Financial Officer