Form 10-Q
period 2009-06-30
Hamptons Extreme, Inc.
filed 2009-08-14
CIK 1435530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ___________
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

YES ☒ NO 

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,035,000 shares of common stock, par value $.0001 per share, as of August 13, 2009.

Transitional Small Business Disclosure Format (Check one). YES  NO ☒

HAMPTONS EXTREME, INC.

(A DEVELOPMENT STAGE COMPANY)

June 30, 2009 and 2008

INDEX TO FINANCIAL STATEMENTS

Contents	Page(s)

Balance Sheet at June 30, 2009 (Unaudited) and December 31, 2008	F-2

Statements of Operations for the Three Months Ended June 30, 2009 and 2008 (Unaudited)	F-3

Statement of Operations for the Six Months Ended June 30, 2009 and 2008,
and the Period from March 19, 2007 (Inception) through June 30, 2009 (Unaudited)	F-4

Statement of Stockholders’ Deficit for the Period from March 19, 2007 (Inception)
through June 30, 2009 (Unaudited)	F-5

Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008
and the Period from March 19, 2007 (Inception) through March 31, 2009 (Unaudited)	F-6

Notes to the Financial Statements (Unaudited)	F-7

HAMPTONS EXTREME, INC.

(A Development Stage Company)

Balance Sheets

	June 30, 2009	December 31, 2008
	(Unaudited)
Current Assets:
Cash	$31	$919
Total current assets	31	919

TOTAL ASSETS	$31	$919

Current Liabilities
Accrued expenses	$25,500	$22,500

Total current liabilities	25,500	22,500

Stockholders' Deficit:
Preferred stock: $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-

Common stock: $0.0001 par value; 20,000,000 shares authorized; 1,037,000 and 1,037,000 shares issued and outstanding, respectively	104	104

Additional paid-in capital	36,996	36,996
Deficit accumulated during the development stage	(62,569)	(58,681)
Total stockholders’ deficit	(25,469)	(21,581)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$31	$919

See accompanying notes to the financial statements.

HAMPTONS EXTREME, INC.

 (A Development Stage Company)

Statement of Operations

(Unaudited)

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Operating Expenses:
Professional fees	$1,500	$4,000
General and administrative expenses	293	3,333
Total operating expenses	1,793	7,333

Loss before income taxes	(1,793)	(7,333)

Provision for income taxes	-	-

Net loss	$(1,793)	$(7,333)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	1,037,000	1,030,495

See accompanying notes to the financial statements.

HAMPTONS EXTREME, INC.

 (A Development Stage Company)

Statement of Operations

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	For the Period from March 19, 2007 (Inception) through June 30, 2009
Operating Expenses:
Professional fees	$3,000	$9,000	$35,000
General and administrative expenses	888	6,607	27,569
Total operating expenses	3,888	15,607	62,569

Loss before income taxes	(3,888)	(15,607)	(62,569)

Provision for income taxes	-	-	-

Net loss	$(3,888)	$(15,607)	$(62,569)

Net loss per common share - basic and diluted	$(0.00)	$(0.02)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	1,037,000	1,032,808	1,024,806

See accompanying notes to the financial statements.

HAMPTONS EXTREME, INC.

 (A Development Stage Company)

Statement of Stockholders’ Deficit

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholder's Deficit

Balance, March 19, 2007 (inception)	1,000,000	$ 100	$ -	$ -	$ 100

Sale of common stock from September 10, 2007 through December 7, 2007 at $1.00 per share	24,000	2	23,998		24,000

Net loss				(27,327)	(27,327)

Balance, December 31, 2007	1,024,000	102	23,998	(27,327)	(3,227)

Sale of common stock from January 4, 2008 through November 26, 2008 at $1.00 per share	13,000	2	12,998		13,000

Net loss				(31,354)	(31,354)

Balance, December 31, 2008	1,037,000	104	36,996	(58,681)	(21,581)

Net loss				(3,888)	(3,888)

Balance, June 30, 2009	1,037,000	$ 104	$ 36,996	$ (62,569)	$ (25,469)

See accompanying notes to the financial statements.

HAMPTONS EXTREME, INC.

 (A Development Stage Company)

Statement of Cash Flows

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	The Period from March 19, 2007 (Inception) through June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,888)	$(15,607)	$(62,569)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	3,000	(2,000)	25,500
Net Cash Used in Operating Activities	(888)	(17,607)	(37,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	11,000	37,100
Net Cash Provided by Financing Activities	-	11,000	37,100

NET INCREASE (DECREASE) IN CASH	(888)	(6,607)	31

CASH AT BEGINNING OF PERIOD	919	10,479	-
CASH AT END OF PERIOD	$31	$3,872	$31

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest	$-	-	$-
Income taxes	$-	-	$-
See accompanying notes to the financial statements.

HAMPTONS EXTREME, INC.

 (A DEVELOPMENT STAGE COMPANY)

June 30, 2009 and 2008

Notes to the Financial Statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim financial statements for the three and six months ended June 30, 2009, the three and six months ended June 30, 2008, and the period from July 19, 2007 (Inception) through June 30, 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed on Form 10-K which was filed with the SEC on March 18, 2009.

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

Use of estimates

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash equivalents

                The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about fair value of Financial Instruments” (“SFAS No. 107”) for disclosures about fair value of its financial instruments and has adopted Financial Accounting Standards Board (“FASB”) No. 157 “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial instruments.  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, SFAS No. 157 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by SFAS No. 157 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

As defined by SFAS No. 107, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale, which was further clarified as the price that would be received to sell an asset or paid to transfer a liability (“an exit price”) in an orderly transaction between market participants at the measurement date. The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended June 30, 2009 or 2008.

Revenue recognition

The Company’s future revenues will be derived principally from classroom instruction in driving a Formula One vehicle and other ancillary services to the general public. The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 (“SAB No. 104”) for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned less estimated future doubtful accounts. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Income taxes

The Company follows Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of income and comprehensive income in the period that includes the enactment date.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FIN 48.

Net loss per common share

Net loss per common share is computed pursuant to Statement of Financial Accounting Standards No. 128.  "Earnings per Share" ("SFAS No. 128").  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2009 or 2008.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the fiscal year ended January 31, 2010, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments”. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. The FSP states that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. This FSP is to be applied to intangible assets acquired after January 1, 2009. The adoption of this FSP did not have an impact on the financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – DEVELOPMENT STAGE ACTIVITIES AND GOING CONCERN

The Company is currently in the development stage. The Company intends to produce a new vacuum composite molded surfboard, which is less toxic, more durable, and offers a greater level of performance than other boards; however, the Company has not yet acquired the customers or begun operations.  Its activities as of June 30, 2009 have been organizational and developmental (pre-operational).

As reflected in the accompanying financial statements, the Company had a negative working capital of $25,469 and a deficit accumulated during the development stage of $62,569 at June 30, 2009 and had a net loss and cash used in operations of $62,569 and $37,069 for the period from March 19, 2007 (inception) through June 30, 2009, respectively, and earned no revenues since inception.

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

NOTE 4          SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date but before financial statements were available to be issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2 – Management’s Discussion and Analysis or Plan of Operation of Financial Condition and Results of Operations

References to “Company”, “we” or “us” refer to Hamptons Extreme, Inc., unless the context requires otherwise.

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

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of losses that are likely to continue in the future. Our independent registered public accounting firm has included a footnote in their report in our audited financial statements for the year ended December 31, 2008 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we were unable to continue as a going concern, our shareholders would be likely to realize less for our assets than they are currently carried on our books because they would be sold separate from any operating business. We may be required to cease operations which could result in our shareholders losing almost all of their investment.

Comparison of Periods, Year to Year

We were formed on March 17, 2007 and were not in existence during the same corresponding period in the prior year.  We were inactive during and the same period in prior year, accordingly, we cannot make a year-to-year comparison of our results.  We have not commenced our manufacturing operations and have not generated any revenue at any time.

Liquidity and Capital Resources

As of June 30, 2009, we had $31 cash on hand and $25,500 in accrued expenses.  Our limited resources will affect the extent of our activities in the future unless we are successful in realizing financing.

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

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and President, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commissions rules and forms, and that such information is accumulated and is communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2009, our disclosure controls and procedures are effective to satisfy the objectives for which they are intended.

Management's Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. There has been no change in the Company's internal control over financial reporting during the interim period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of June 30, 2009.

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

                                                                                                                Hamptons Extreme, Inc.

Date:  August 13, 2009                                                              By:  /s/ John Delany

                                                                                                                  John Delaney, President and CEO

Date:  August 13, 2009                                                              By:  /s/ Brien Reidy

                                                                                                                  Brien Reidy, Chief Financial Officer