Form 10-Q
period 2009-09-30
Hamptons Extreme, Inc.
filed 2009-11-13
CIK 1435530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009
OR
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

Large Accelerated Filer    Accelerated Filer        Non-Accelerated Filer       Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO 

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,037,000 shares of common stock, par value $.0001 per share, as of November 13, 2009.

Transitional Small Business Disclosure Format (Check one). YES  NO ☒

HAMPTONS EXTREME, INC.

(A DEVELOPMENT STAGE COMPANY)

September 30, 2009 and 2008

INDEX TO FINANCIAL STATEMENTS

Contents	Page(s)

Balance Sheets at September 30, 2009 (Unaudited) and December 31, 2008	F-2

Statement of Operations for the Three Months Ended September 30, 2009 and 2008 (Unaudited)	F-3

Statement of Operations for the Nine Months Ended September 30, 2009 and 2008,
and the Period from March 19, 2007 (Inception) through September 30, 2009 (Unaudited)	F-4

Statement of Stockholders’ Deficit for the Period from March 19, 2007 (Inception)
through September 30, 2009 (Unaudited)	F-5

Statement of Cash Flows for the Nine Months Ended September 30, 2009 and 2008,
and the Period from March 10, 2007 (Inception) through September 30, 2009 (Unaudited)	F-6

Notes to the Financial Statements (Unaudited)	F-7

HAMPTONS EXTREME, INC.

(A Development Stage Company)

Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
Current Assets:
Cash	$243	$919
Total current assets	243	919

TOTAL ASSETS	$243	$919

Current Liabilities
Accrued expenses	$27,000	$22,500
Advance from officer	700	-
Total current liabilities	27,700	22,500

Stockholders' Deficit:
Preferred stock: $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-

Common stock: $0.0001 par value; 20,000,000 shares authorized; 1,037,000 shares issued and outstanding	104	104

Additional paid-in capital	36,996	36,996
Deficit accumulated during the development stage	(64,557)	(58,681)
Total stockholders’ deficit	(27,457)	(21,581)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$243	$919

See accompanying notes to the financial statements.

HAMPTONS EXTREME, INC.

 (A Development Stage Company)

Statement of Operations

(Unaudited)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Operating Expenses:
Professional fees	$1,500	$1,500
General and administrative expenses	488	2,203
Total operating expenses	1,988	3,703

Loss before income taxes	(1,988)	(3,703)

Provision for income taxes	-	-

Net loss	$(1,988)	$(3,703)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	1,037,000	1,035,000

HAMPTONS EXTREME, INC.

 (A Development Stage Company)

Statement of Operations

(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	For the Period from March 19, 2007 (Inception) through September 30, 2009
Operating Expenses:
Professional fees	$4,500	$10,500	$36,500
General and administrative expenses	1,376	8,810	28,057
Total operating expenses	5,876	19,310	64,557

Loss before income taxes	(5,876)	(19,310)	(64,557)

Provision for income taxes	-	-	-

Net loss	$(5,876)	$(19,310)	$(64,557)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)	$(0.06)

Weighted average number of common shares outstanding – basic and diluted	1,037,000	1,033,544	1,028,662

See accompanying notes to the financial statements.

HAMPTONS EXTREME, INC.

 (A Development Stage Company)

Statement of Stockholders’ Deficit

For the Period from March 19, 2007 (Inception) through September 30, 2009

(Unaudited)

	Common Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total Stockholder's Deficit

Balance, March 19, 2007 (inception)	1,000,000	$ 100	$ -	$ -	$ 100

Sale of common stock from September 10, 2007 through December 7, 2007 at $1.00 per share	24,000	2	23,998		24,000

Net loss				(27,327)	(27,327)

Balance, December 31, 2007	1,024,000	102	23,998	(27,327)	(3,227)

Sale of common stock from January 4, 2008 through November 26, 2008 at $1.00 per share	13,000	2	12,998		13,000

Net loss				(31,354)	(31,354)

Balance, December 31, 2008	1,037,000	104	36,996	(58,681)	(21,581)

Net loss				(5,876)	(5,876)

Balance, September 30, 2009	1,037,000	$ 104	$ 36,996	$ (64,557)	$ (27,457)

See accompanying notes to the financial statements.

HAMPTONS EXTREME, INC.

 (A Development Stage Company)

Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	The Period from March 19, 2007 (Inception) through September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,876)	$(19,310)	$(64,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accrued expenses	4,500	(500)	27,000
Net Cash Used in Operating Activities	(1,376)	(19,810)	(37,557)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	11,000	37,100
Advance from officer	700	-	700

Net Cash Provided by Financing Activities	700	11,000	37,800

NET CHANGE IN CASH	(676)	(8,810)	243

CASH AT BEGINNING OF PERIOD	919	10,479	-
CASH AT END OF PERIOD	$243	$1,669	$243

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest	$-	-	$-
Income taxes	$-	-	$-
See accompanying notes to the financial statements.

HAMPTONS EXTREME, INC.

 (A DEVELOPMENT STAGE COMPANY)

September 30, 2009 and 2008

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying interim financial statements for the three and nine months ended September 30, 2009 and 2008, and the period from March 19, 2007 (Inception) through September 30, 2009 are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year. These financial statements should be read in conjunction with the information filed on Form 10-K which was filed with the SEC on March 18, 2009.

Development Stage Company

The Company is a development stage company as defined by section 810-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s exploration stage activities.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

                The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2009 or 2008, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim period ended September 30, 2009, 2008 or for the period from March 19, 2007 (inception) through September 30, 2009.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned less estimated future doubtful accounts.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”)..  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period.  There were no potentially dilutive shares outstanding as of September 30, 2009 or 2008.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009.  The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”.  This Update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this Update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this Update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this Update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this Update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 –GOING CONCERN

As reflected in the accompanying financial statements, the Company had a negative working capital of $27,457 and a deficit accumulated during the development stage of $64,557 at September 30, 2009 and had a net loss and cash used in operations of $65,577 and $37,557 for the period from March 19, 2007 (inception) through September 30, 2009, respectively, and earned no revenues since inception.

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

NOTE 4– SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date through November 15, 2009, the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

OVERVIEW

We are in a developmental stage. Implementing our planned business operation is dependant on the effectiveness of this registration statement and our ability to raise between $625,000 and $2,150,000 of additional capital after all offering expenses paid to a placement agent, attorneys, accountants and among other professional fees. Our plan is to utilize such capital we raise as follows:

	If a Net of	If a Net of
	$625,000 is Raised	$2,150,000 is Raised
Establishing Manufacturing
Facility/Offices	$140,000	$500,000

Retail Shop	$25,000	$50,000

Equipment	$75,000	$150,000

Officer Salaries	$150,000	$350,000

Marketing Expense	$135,000	$700,000

Working Capital	$100,000	$400,000

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

Liquidity and Capital Resources

As of September  30, 2009, we had $243 cash on hand and $27,000 in accrued expenses.  Our limited resources will affect the extent of our activities in the future unless we are successful in realizing financing.

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

Hamptons Extreme, Inc.

Date: November 13, 2009	By:	/s/ John Delaney

John Delaney, President and CEO

Date:  November 13, 2009                                                            By:  /s/ Brien Reidy

                                                                                                                Brien Reidy, Chief Financial Officer