Form 10-Q
period 2009-12-31
China Polypeptide Group, Inc.
filed 2010-02-22
CIK 1435530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission file number: 333-151148

CHINA POLYPEPTIDE GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	20-8731646
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 11 Jiangda Road
Jianghan Economical Development Zone
Wuhan, P.R. China 430023
 (Address of principal executive offices)

(86) 2783518396
(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

Number of shares outstanding of the registrant's common stock as of February 19, 2010:

10,666,667 shares of Common Stock, $0.0001 par value per share

PART I – FINANCIAL INFORMATION

Item 1.           Unaudited Consolidated Financial Statements

China Polypeptide Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2009	September 30, 2009
	Unaudited
Assets
Current assets
Cash and cash equivalents	$9,139,063	$4,439,732
Accounts receivable, net	10,517,102	14,666,836
Inventories, net	992,608	970,685
Prepayments and other receivables	6,199,845	5,404,943
Amounts due from staff	4,191,905	5,460,867
Deferred tax assets	256,876	277,335
Other assets	410,585	411,824
Total Current Assets	31,707,984	31,632,222
Non-current assets
Property, plant and equipment, net	6,902,666	6,943,440
Investment in equity affiliates	245,685	254,286
Land use right, net	280,107	280,953
Deposit for land use right	2,778,915	440,100
Goodwill	113,450	113,792
	$42,028,807	$39,664,793

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$373,594	$573,401
Accrued expenses and other liabilities	1,908,487	2,449,129
Taxes payable	6,542,461	6,404,040
Short-term loans	533,498	566,262
Deferred revenue	3,910,502	3,928,804
Advanced subscription payments	2,244,858	-
Amounts due to related companies	446,779	7,097,865
Total Current Liabilities	15,960,179	21,019,501
Shareholders’ equity
Preferred stock: 1,000,000 shares authorized, $0.0001 par value, none issued or outstanding as of December 31, 2009 and September 30, 2009, respectively	-	-
Common stock: 120,000,000 shares authorized, $0.0001 par value, 10,000,000 shares and 8,800,000 shares issued and outstanding as of December 31, 2009 and September 30, 2009, respectively	1,000	880
Additional paid-in capital	7,244,386	638,404
Unappropriated retained earnings	16,878,714	16,842,439
Appropriated retained earnings	1,997,324	1,144,448
Accumulated other comprehensive income (loss)	(52,796)	19,121
Total Shareholders’ Equity	26,068,628	18,645,292
	$42,028,807	$39,664,793

See notes to consolidated financial statements.

China Polypeptide Group, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income

	Three months ended December 31,
	2009	2008
	Unaudited	Unaudited

Revenues	$5,746,590	$9,547,337
Cost of sales	276,574	740,997

Gross profit	5,470,016	8,806,340

Operating expenses
Selling and administrative expenses	4,302,838	4,409,304

Operating income	1,167,178	4,397,036

Other income (expense)
Interest expense, net	(17,560)	(12,762)
Equity in (loss)/gain in affiliates	(7,837)	35,291
Other operating loss	(6,169)	(167)
	(31,566)	22,362
Income before income tax expense	1,135,612	4,419,398

Income tax expense	(246,461)	(1,131,741)

Net income	889,151	3,287,657

Other comprehensive income
Foreign currency translation gain (loss)	(71,918)	528

Comprehensive income	$817,233	$3,288,185

Earnings per share
Basic and diluted	$0.094	$0.374

Weighted average number of common shares outstanding:
Basic and diluted	9,439,130	8,800,000

See notes to consolidated financial statements.

China Polypeptide Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three months ended December 31,
	2009	2008
	Unaudited	Unaudited
Cash flow from operating activities
Net income	$889,151	$3,287,657
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	112,132	70,385
Bad debt provision	83,181	(74,177)
Equity in loss/(gain) in affiliates	7,837	(35,291)
Changes in operating assets and liabilities
Accounts receivable	4,010,611	(3,702,679)
Inventories	(24,847)	190,001
Prepayments and other receivables	(798,773)	(418,174)
Amounts due from staff	1,252,750	-
Other assets	19,629	(20,864)
Accounts payable	(198,116)	(27,923)
Taxes payable	157,712	1,312,896
Accrued expenses and other current liabilities	(535,655)	(170,836)
Net cash provided by operating activities	4,975,612	410,995

Cash flow from investing activities
Purchases of property, plant and equipment	(92,242)	(32,813)
Cash paid to acquire land use right	(2,340,541)	-
Net cash used in investing activities	(2,432,783)	(32,813)

Cash flow from financing activities
Proceeds from private placement	2,239,610	-
Repayment of related parties loans	(44,397)	-
Repayment on long-term bank loan	(31,066)	(8,755)
Net cash provided by (used in) financing activities	2,164,147	(8,755)

Effect of exchange rate fluctuation on cash and cash equivalents	(7,645)	726
Net increase in cash and cash equivalents	4,699,331	370,153
Cash and cash equivalents, beginning of period	4,439,732	5,918,414
Cash and cash equivalents, end of period	$9,139,063	$6,288,567

Supplemental disclosure of cash flow information:
Income taxes paid	$42,777	$334,027
Interest paid	$22,070	$12,781

See notes to consolidated financial statements.

China Polypeptide Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 - Principal Activities and Organization

China Polypeptide Group, Inc. (“CPGI” or the “Company”), formerly known as Hamptons Extreme, Inc., was incorporated under the laws of the State of Delaware in March 2007. The Company was formed to engage in the design, manufacturing, distribution and marketing of surfboards and related equipment.  Prior to the Exchange (as defined below), the Company was considered to be a development stage company with no material assets or operations and had generated no revenues since its inception.

Pursuant to a Stock Exchange Agreement dated November 13, 2009 (the “Stock Exchange Agreement”) by and among the Company, Cantix International Limited (“Cantix”), a company incorporated on January 29, 2007, under the laws of the British Virgin Islands (the “BVI”), and the shareholders of Cantix (the “Cantix Shareholders”), on November 13, 2009, the Company acquired all of the issued and outstanding capital stock of Cantix from the Cantix Shareholders in exchange for 8,800,000 shares of common stock of the Company, representing approximately 88% of the issued and outstanding capital stock of the Company (the “Exchange”), resulting in, among other items, Cantix becoming a wholly-owned subsidiary of the Company.

All shares and per share numbers set forth in this Note 1 reflect an 8-for-1 forward stock split effectuated by the Company on December 1, 2009, pursuant to which each one (1) share of CPGI’s common stock issued and outstanding on December 1, 2009 automatically converted into 8 shares of CPGI’s common stock.

Under United States Generally Accepted Accounting Principles, the Exchange is treated as a reverse acquisition, and the financial statements of the Company have been retroactively adjusted to reflect the Exchange from the beginning of the reported period. The Exchange has been accounted for as a reverse acquisition and recapitalization of the Company whereby Cantix is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The historical financial statements for the periods prior to November 13, 2009 are those of Cantix except that the equity section and earnings per share have been retroactively restated to reflect the Exchange. To more accurately reflect its current business post the Exchange, on December 1, 2009, the Company changed its name to China Polypeptide Group, Inc.

Cantix has a wholly owned subsidiary, Moneyeasy Industries Limited (“Moneyeasy”), a company incorporated in Hong Kong on August 25, 2006. This entity is a holding company with minimum activities. Cantix, through its operating subsidiaries in the People’s Republic of China (the “PRC”), is principally engaged in research, development, manufacturing, marketing and sales of polypeptide-based anti-aging nutritional supplements, health foods, functional foods and related material products.

Wuhan Tallyho Biological Product Co., Limited (“Wuhan Tallyho”) was founded on December 2, 1996 in the People Republic of China (the “PRC”) with a paid-in capital of $5,854,361 (RMB40,232,838) and has been engaged in research, production and sales of polypeptide-based health products and anti-aging food. Wuhan Tallyho has developed over 70 products.

Guangdong Hopsun Polypeptide Biological Technology Co., Limited (“Guangdong Hopsun”) was founded on November 13, 2007 in the PRC. It is a wholly owned subsidiary of Wuhan Tallyho with $1,424,055 (RMB10,000,000) paid-in capital and specializes in service-based sales of health and anti-aging products.

Anti-aging Research & Development Co., Limited (“Anti-aging”) was founded on June 13, 2007 in the PRC, with $1,045,246 (RMB8,000,000) paid-in capital and specialized in research, development and sales of polypeptide-based health products and anti-aging foods. Prior to Moneyeasy’s acquisition of Anti-aging on December 18, 2007, Wuhan Tallyho had a 30% ownership interest in Anti-aging.

On November 5, 2007, Moneyeasy entered into an agreement to acquire all the equity of Wuhan Tallyho. Since Cantix, Moneyeasy and Wuhan Tallyho are controlled by the same ultimate individuals, these companies are deemed to be under common control and the assets and liabilities will be transferred at their carrying amounts for business acquisition. Pursuant to the terms of the acquisition agreement, all the original equity holders of Wuhan Tallyho will receive a cash consideration from Moneyeasy in the amount of $5,854,361 (RMB40,230,000) for all payment of the capital of Wuhan Tallyho. This transaction was completed on December 26, 2007 and Wuhan Tallyho became a wholly owned subsidiary of Moneyeasy and Cantix. Thereafter, the original paid-in capital of $5,121,926 of Wuhan Tallyho was eliminated for consolidation purpose. The cash consideration was paid in October, 2009.

On December 18, 2007, Moneyeasy entered into another agreement to acquire all the equity of Anti-aging for $1,164,178 (RMB8,000,000). The transaction was completed on January 3, 2008. The Company recorded a purchase price of $814,925 (RMB5,600,000) in other payable on the balance sheet as of September 30, 2008, which is payable to the former owners of Anti-aging that had 70% ownership interest in Anti-aging. The remaining purchase price of $349,253 (RMB2,400,000) due to Wuhan Tallyho for its 30% ownership interest in Anti-aging was eliminated upon consolidation. Upon completion of the acquisition, Moneyeasy controls two wholly owned subsidiaries, Wuhan Tallyho and Anti-aging.

China Polypeptide Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

CPGI, Cantix, Moneyeasy, Wuhan Tallyho, Guangdong Hopsun and Anti-aging are collectively hereinafter referred to as the “Company”.

Note 2 - Summary of Significant Accounting Policies and Practices

(a)   Basis of Presentation

The consolidated financial statements for the three months ended December 31, 2009 and 2008 include the financial statements of CPGI, Cantix, Moneyeasy and its subsidiaries, Wuhan Tallyho, Anti-aging and Guangdong Hopsun, the subsidiary of Wuhan Tallyho. The combined or consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany transactions have been eliminated in combination or consolidation.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of consolidated financial position as of December 31, 2009, and consolidated results of operations, and cash flows for the three month periods ended December 31 2009 and 2008, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

(b) Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(c) Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand and deposits held at call with banks. The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(d) Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure related to its customers. As of December 31, 2009 and September 30, 2009 $810,984 and $717,451 allowances for doubtful accounts were provided respectively.

(e) Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average cost method. Cost of finished goods comprises direct material, direct production cost and an allocated portion of production overheads based on normal operating capacity. The Company evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing the net realizable value on a periodic basis. If inventory is written down to net realizable value, the write-down is charged to expense.

(f) Other Receivables

As needed for normal business purposes, the Company advances predetermined amounts based upon internal policy to certain employees and unrelated parties to ensure certain transactions to be performed in a timely manner. The Company has full oversight and control over the advanced accounts. As of December 31, 2009 and September 30, 2009, $53,515 and $54,263 allowances for doubtful accounts were provided respectively (note 7).

China Polypeptide Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(g) Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment.

Depreciation on property, plant and equipment is calculated on the straight-line method after taking into account their respective estimated residual values over the estimated useful lives of the assets as follows:

Asset	Useful lives
Buildings	20~40 years
Machinery and equipment	5~10 years
Furniture and office equipment	2~5 years
Motor vehicles	5 years

Maintenance and repair costs are expensed as incurred, whereas significant renewals and betterments are capitalized.

(h)  Land Use Rights

Intangible assets include land use rights in the PRC. Land use rights are carried at cost and charged to expense on a straight-line basis over the period the rights are granted, i.e., 50 years.

(i)   Accounting for the Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is determined by comparing the carrying amount of an asset to future undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

There were no impairments of long-lived assets as of December 31, 2009 and September 30, 2009.

(j) Investment in Equity Affiliates

Investment in affiliates consists of ownership in associated companies, which the Company exercises significant influence, are accounted for under the equity method of accounting. Under the equity method of accounting, an investee’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Income; however, the Company’s share of the earnings or losses of the investee are reflected in the caption “Equity in income or (loss) in affiliates” in the consolidated statements of income. The Company’s carrying value in an equity method investee is reflected in the caption “Long-term Investment” in the Company’s consolidated balance sheets.

When the Company’s carrying value in an equity method investee is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guaranteed obligations of the investee or has committed additional funding. When the investee subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

(k) Goodwill

Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have definite lives are amortized over their useful lives. Goodwill and indefinite lived intangible assets are subject to impairment testing annually as of the fiscal year-end or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable, using the guidance and criteria described in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“ASC Topic 350”). This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value.

China Polypeptide Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(l)  Statutory Surplus Reserve

In accordance with the Company Law of the PRC, Wuhan Tallyho, Guangdong Hopsun and Anti-aging are required to set aside 10% of its income after income taxes prepared in accordance with the PRC accounting regulations to the statutory surplus reserve until the balance reaches 50% of its registered capital, whether further appropriation will be at the directors’ recommendation. As of December 31, 2009 and September 30, 2009, $1,997,324 and $1,144,448 were provided for statutory surplus reserve.

(m) Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104 (“ASC Topic 605”). All of the following criteria must exist in order for the Company to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Sales are recognized when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

In the PRC, value added tax (the “VAT”) of 17% on invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

(n) Research and Development Costs

Research and development costs are expensed as incurred.  These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to $53,038 and $32,148 for the three months ended December 31, 2009 and 2008 respectively were recorded in the administrative expenses.

(o) Foreign Currency Translation

The functional currency of the Company is RMB and RMB is not freely convertible into foreign currencies. The Company maintains its financial records in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company, which are prepared using the functional currency, have been translated into United States dollars (reporting currency). Assets and liabilities are translated at exchange rates at the balance sheet date, revenue and expenses are translated at the average exchange rates for the period, and Shareholders’ equity is translated at historical exchange rates. Translation adjustments are included in accumulated other comprehensive income, a component of Shareholders’ equity.

The exchange rates applied are as follows:
	December 31, 2009	September 30, 2009

Period (Year) end RMB exchange rate	6.8372	6.8166
Average RMB exchange rate – period (year)end	6.8360	6.8236

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

China Polypeptide Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

(p) Income Taxes

(i)     Income tax

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“ASC Topic 740”) that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“ASC Topic 740”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

(ii)   Value added tax

Wuhan Tallyho,Anti-aging, and Guangdong Hopsun are all qualified as ordinary value-added taxpayers and the applicable tax rate for domestic sales is 17%.  Input VAT on purchases of raw materials, fuel, utilities and other production materials (merchandise, transportation costs) can be deducted from output VAT. VAT payable is the net difference between output and deductible input VAT.

(q) Commitments and Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, product and environmental liability, and tax matters. In accordance with SFAS No. 5, “Accounting for Contingencies” (“ASC Topic 450”), the Company records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Historically, the Company has not experienced any material service liability claims.

(r) Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivables from third and related parties, amounts due from and due to related parties, accounts payable, other payables and short-term borrowings approximate their fair values due to their short term nature.

The fair value is estimated by discounting the future cash flow using an interest rate which approximated the rate for which the financial institution would charge borrowers with similar credit ratings and remaining maturities.

(s) Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (“ASC Topic 105”) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

China Polypeptide Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

 Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our 2009 annual consolidated financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

Fair Value Accounting

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“ASC Topic 820”) which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. It does not expand or require any new fair value measures; however the application of this statement may change current practice.

In April 2009, the FASB issued the following updates that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC Topic 820-10-65”). This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to exercise judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC topic 320-10-65”). This update applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) all other amounts (recorded in Other comprehensive income).

 FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC Topic 320-10-65”). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis.

In August 2009, FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures – Overall (“ASC Topic 820-10”) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. Although management will continue to evaluate the application of ASC Topic 820 and its subsequent and related updates, management does not currently believe the adoption of ASC Topic 820 and its subsequent and related updates will have a material impact on the Company’s results of operations or financial position.

Business Combinations

In 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“ASC Topic 805”). This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. The impact of ASC 805 on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

China Polypeptide Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

In April 2009, the FASB issued Staff Position No. FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“ASC Topic 805-20”). This updated guidance amended the accounting treatment for assets and liabilities arising from contingencies in a business combination and requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, measurement should be based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies” (“ASC Topic 405”). The Company does not have any assets acquired or liabilities assumed in a business combination that arise from contingencies.

Other Accounting Changes

In June 2009, the FASB issued the following standards:

SFAS No. 166, “Accounting for Transfers of Financial Assets” (“ASC Topic 860”). This updated guidance removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities. This update also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. ASC Topic 810 is effective for our fiscal year beginning on January 1, 2010. We are currently evaluating the potential impact the adoption of this Statement will have on its financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“ASC Topic 855”), which is effective for interim or annual financial periods ending after June 15, 2009. ASC Topic 855 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. ASC Topic 855 was adopted since its interim period ended June 30, 2009. Subsequent events for the year ended September 30, 2009 have been evaluated through February 12, 2009, the date the financial statements were issued.

During 2009, the FASB has issued several ASU’s – ASU No. 2009-02 through ASU No. 2009-15. Except for ASU’s No. 2009-05, 2009-13 and 2009-14 discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

In 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“ASC Topic 715-20-65”). This guidance will expand disclosure by requiring the following new disclosures: 1) how investment allocation decisions are made by management; 2) major categories of plan assets; and 3) significant concentrations of risk. Additionally, ASC 715-20-65 will require an employer to disclose information about the valuation of plan assets similar to that required in ASC Topic 820 Fair Value Measurements and Disclosures. We are currently evaluating the potential impact the adoption of this Statement will have on its financial statements.

Note 3 - Significant Risks

(a)    Foreign currency risk

As Wuhan Tallyho, Anti-aging and Guangdong Hopsun are operating in the PRC, a majority of sales and expenses transactions and a significant portion of its assets and liabilities are denominated in RMB. RMB is not freely convertible into foreign currencies. In the PRC, certain foreign exchange transactions are required by law to be transacted only by authorized financial institutions at exchange rates set by the People’s Bank of China (“PBOC”). Remittances in currencies other than RMB by the Company in China must be processed through the PBOC or other China foreign exchange regulatory bodies which require certain supporting documentation in order to affect the remittance.

 (b)    Risk of credit exposure

In the normal course of business, the Company may give credit to its customers after performing a credit analysis based on a number of financial and other criteria. The Company performs ongoing credit evaluations of customers’ financial condition and may require for collateral for significant credit exposure.

China Polypeptide Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The top three third-party customers accounted for approximately 1.4% of the consolidated revenues for the three months ended December 31, 2009 and the top two third-party customers accounted for approximately 36% of the consolidated revenues for the three months ended December 31, 2008. The top seven third-party customers accounted for 93% of the accounts receivable as of December 31, 2009 and the top seven third-party customers accounted for 91% of the accounts receivable as of September 30, 2009.

Note 4 – Earnings per Share

The Company reports earnings per share in accordance with the provisions of SFAS 128, “Earnings per Share” (“ASC Topic 260”).  ASC Topic 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The following is a reconciliation of the basic and diluted earnings per share computations for the three months ended December 31, 2009 and 2008:

	2009	2008
For the three months ended December 31, 2009 and 2008
Net income for basic and diluted earnings per share	$889,151	$3,287,657

Weighted average number of common shares outstanding - basic	9,439,130	8,800,000
Diluted effect	-	-
Weighted average shares - diluted	9,439,130	8,800,000

Earnings per share:
Basic and diluted	$0.094	$0.374

Note 5 - Accounts Receivable
	December 31, 2009	September 30, 2009
Accounts receivable	11,328,086	$15,384,287
Allowance for doubtful accounts	(810,984)	(717,451)
	10,517,102	$14,666,836

Note 6 - Inventories

	December 31, 2009	September 30, 2009
Raw materials	$139,957	$159,523
Work in progress	167,135	145,145
Finished goods	747,491	706,657
Low-value consumables and Packaging materials	94,187	115,993
Total Inventories	1,148,770	1,127,318
Allowance for inventory obsolescence	(156,162)	(156,633)
	$992,608	$970,685

Note 7 - Prepayments and Other Receivables

	December 31, 2009	September 30, 2009
Other receivables	$1,246,324	$995,284
Advance to suppliers	821,112	456,079
Shenzhen Era Biotechnology Co., Limited (a)	4,185,924	4,007,844
Total Prepayments and Other Receivables	6,253,360	5,459,206
Allowance for doubtful accounts	(53,515)	(54,263)
	$6,199,845	$5,404,943

(a)
As of December 31, 2009, the Company had an outstanding loan of $4,185,924 (RMB28,620,000), in aggregate, to Shenzhen Era Biotechnology Co., Limited (“Shenzhen Era Biotechnology”).  $2,267,010 (RMB15,500,000) of such loan was due on August 11, 2009 with interest accruing at the rate of 9.36% per annum. Such portion of the loan was extended to July 28, 2010 on July 28, 2009. The $1,918,914 (RMB13,120,000) balance of such loan accrues at the interest rate of 4.68% per annum and matures on June 9, 2010. Such loan is guaranteed by a majority shareholder of Shenzhen Era Biotechnology.

China Polypeptide Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Amounts Due from Staff

Amounts due from staff represent various advances to certain employees for business purposes and receivables from sales managers due to the cash collected from customers by sales managers, which were subsequently deposited in the Company’s account. Amounts due from staff amounted to $4,191,905 and $5,460,867 as of December 31, 2009 and September 30, 2009, respectively.

Note 9 – Property, Plant and Equipment

	December 31, 2009	September 30, 2009
Buildings	$2,256,251	$2,263,059
Machinery and equipment	623,864	629,806
Furniture and office equipment	390,068	294,680
Motor vehicles	627,767	629,661
	3,897,950	3,817,206
Accumulated depreciation	(1,383,045)	(1,274,766)
Construction in progress	4,387,761	4,401,000
	$6,902,666	$6,943,440

A building owned by the Company with net book value of $1,039,725 (RMB7,108,806) was pledged by the Company to Xianfeng Rural Credit Co-operative of Wuhan for a loan of $731,294 (RMB5,000,000), borrowed by Wuhan Pan-Asia Peptide Material Research Co. Limited (“Wuhan Pan-Asia”), an unrelated 3rd party. Wuhan Pan-Asia entered into an agreement with the Company for a loan facility of $731,294 (RMB5,000,000) to the Company in exchange for the pledge. As of December 31, 2009, the Company borrowed a total of $778,058 (RMB5,319,739) from Wuhan Pan-Asia (note 16).

Depreciation expense for the three months ended December 31, 2009 and 2008 was $72,930 and $70,385, respectively.

As of December 31, 2009, the construction of a new factory was located in Jianghan Economical Development Zone in Hubei Province, the PRC (note 22).

Note 10 - Land Use Rights

As of December 31, 2009, land use rights of the Company included certain parcels of land located in Wuhan City, Hubei Province, the PRC, with a net carrying value of $280,107. The land use rights for land with area of approximately 11,208 square meters and 7,947 square meters which will expire in November 2048 and January 2059 respectively.

Note 11 – Deposit for Land Use Rights

Deposit for land use rights represents the payments that are paid to the governments to secure the land lots for future purchase. In December 2008, the Company paid a deposit of $440,100 for the land use right of a land lot in Guangzhou Science Zone for future regional headquarters and research and development center purpose. The Company has paid, in aggregate, $2,778,915 to the government and the remaining consideration of approximately $1,755,104 will be paid around March 2010. Therefore, as of December 31, 2009 and September 30, 2009, deposit for land use rights amounted to $2,778,915 and $440,100, respectively.

China Polypeptide Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Investment in Equity Affiliates

As of December 31, 2009, the Company’s investment in affiliates that are accounted for based on the equity method of accounting represented 40% interest in Wuhan Hopsun Biological Product Inspection Co., Limited (“Wuhan Hopsun”), which engages in biotechnological health products testing including Wuhan Tallyho’s products.

The investments in Wuhan Hopsun amounted to $245,685 and $254,286 at December 31, 2009 and September 30, 2009, respectively, which includes the Company’s share of accumulated losses in these affiliates of $7,837 for the three months ended December 31, 2009 and a gain of $35,291 for the same period in 2008.

Note 13 - Other Assets

Other assets represented equipment held for sale. The Company acted as a guarantor for a loan amount of $410,585 (RMB2,807,250) borrowed by Wuhan Sanrong Company Limited (“Wuhan Sanrong”) from Agriculture Bank of China in 2001. The loan was secured with elevators that belonged to Wuhan Sanrong at that time. Wuhan Sanrong encountered some cash flow difficulties and the bank requested that the Company take over the loan. The loans including the collateral were taken over by the Company in September 2002. These assets are held for disposal and are carried at lower of carrying value or fair value less cost to sell.

Wuhan Sanrong was a former shareholder of Wuhan Tallyho and ceased to be a shareholder on March 28, 2001.

Note 14 - Short-term Loans

	Interest rate per	December 31, 2009		September 30, 2009
Lender	annum	RMB	USD	RMB	USD

Agriculture Bank of China
The term of the loan has expired in September 2003 (note 13)	5.84%	2,147,632	314,110	2,360,000	346,211

Wuhan Finance Bureau
The term of the loan has expired in November 2001	5.94%	1,500,000	219,388	1,500,000	220,051

Total bank loans		3,247,632	533,498	3,860,000	566,262

The weighted average interest rate of short-term bank loans was 5.88% per annum.

The term of the loan from Agriculture Bank of China and Wuhan Finance Bureau expired in 2003 and 2001; however, the lenders have not demanded repayment. Interest accrued on a monthly basis base on the contractual rate.

The total amount of interest expenses for the three months ended December 31, 2009 and September 30, 2009 were $22,070 and $12,781 respectively.

Note 15 – Deferred Revenue

Deferred revenue represents the sales related to the products delivered to the third-party wholesalers or distributors for which collectability could not be reasonably assured. As of December 31, 2009 and September 30, 2009, deferred revenue amounted to $3,910,502 and $3,928,804, respectively.

China Polypeptide Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 16 - Accrued Expenses and Other Liabilities

	December 31, 2009	September 30, 2009
Advance from customers	$1,176	$3,738
Accrued payroll	83,925	87,891
Accrued expense	169,398	134,146
Other payables
- Wuhan Pan-Asia	778,058	679,223
- Guangzhou Shunfa Garment Factory	-	564,428
- Wuhan Xinwang Investment Management Company	384,915	386,077
- Malaysia Phoenix Company	116,700	117,052
Others	374,316	476,574
	$1,908,487	$2,449,129

Note 17 - Taxes Payable

CPGI is incorporated in Delaware and is subject to US federal income tax with a system of graduated marginal tax rates ranging from 15% to 39%. As CPGI does not conduct any business in Delaware, it is not subject to Delaware state corporate income tax.

Cantix, being incorporated in BVI, is governed by the income tax law of BVI. According to current BVI income tax law, the applicable income tax rate for Cantix is 0%.

Moneyeasy, incorporated in Hong Kong, is subject to a corporate income tax rate of 16.5%.The PRC entities are subject to the PRC Enterprises Income Tax at the applicable tax rates on the taxable income.

Wuhan Tallyho was registered in the City of Wuhan in the PRC and subject to the applicable income tax rate of 25% for the three months ended December 31, 2009 and 2008.

Guangdong Hopsun, registered in the City of Guangzhou in the PRC, is subject to the Enterprise Income Tax rate of 25% for the three months ended December 31, 2008. Guangdong Hopsun has passed all necessary examinations and was certified as a high technological enterprise by relevant governmental authorities in December 2009. According to the PRC income tax law, a certified high technological enterprise can be subject to preferential Enterprise Income Tax rate of 15%. Based on management best estimation, GD Hopsun is eligible for the preferential Enterprise Income Tax rate of 15% for the three months ended December 31, 2009.

Wuhan Anti-Aging, registered in the City of Wuhan in the PRC, is subject to the Enterprise Income Tax rate of 25%. Wuhan Anti-Aging incurred a net operating loss of $22,246 for the three months ended December 31, 2009 which may be carried forward for 5 years to reduce future years’ taxable income. Management believes that the realization of the benefits arising from this loss appear to be remote due to the research and development nature of Wuhan Anti-Aging’s operation and its continuing losses for PRC income tax purpose.

	December 31, 2009	September 30, 2009
VAT payable	2,585,654	$2,629,954
Income tax payable	3,768,201	3,569,913
Other taxes payable	188,606	204,173
	6,542,461	$6,404,040

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“ASC Topic 740”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance for de-recognition of tax positions, financial statement classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective for fiscal years beginning after December 15, 2006. The adoption of ASC Topic 740 did not have a material effect on the Company’s financial position or results of operations.

China Polypeptide Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The Company and its subsidiary file tax returns with the relevant government authorities in the PRC. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC Topic 740, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized for the period ended December 31, 2009 and year ended September 30, 2009.

Deferred tax relates to depreciation difference of fixed assets and provision of assets.

Note 18 - Related Party Transactions

The transactions with the following entities and individuals were made in the ordinary course of business and were negotiated on an arm’s length basis.  A summary of balances and transactions with related parties is as follows:

	December 31, 2009	September 30, 2009
Due to related companies
Wuhan Hopsun Biological Products Inspection Company Limited	$446,779	$450,642
Xiu Chio Fa	-	898,275
Former equity holders of Wuhan Tallyho (a)	-	5,748,948
	$446,779	$7,097,865

(a)
Pursuant to an acquisition agreement between Moneyeasy and the former equity holders of Wuhan Tallyho on November 5, 2007, Moneyeasy acquired 100% of Wuhan Tallyho’s shares with a total consideration of $5,854,361(RMB40,230,000). The balance was settled as of December 31, 2009.

The balances due to related companies were interest free, unsecured and had no fixed term of repayment.

Note 19 - Advertising

The Company expenses all advertising costs as incurred. The advertising cost for the three months ended December 31, 2009 and 2008 was nil and $1,737.

Note 20 - Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, trade accounts receivable, prepayments and other receivables, amounts due from related parties, amounts due to related parties, and accrued liabilities and other payables, approximate their fair values because of the short maturity of these instruments.

The carrying amount of bank loans approximate the fair value based on the borrowing rates currently available for bank loans with similar terms and maturity.

Note 21 - Operating Lease Commitments

The Company leases office block, workshop and warehouses under operating leases. The leases typically run for an initial period of one year, with an option to renew the lease after that date at which time all terms are renegotiated.  The lease includes contingent rentals.  There were no significant operating lease commitment as of December 31, 2009 and September 30, 2009. Rental expenses under these leases aggregated $33,602 and $24,510 for the three months ended December 31, 2009 and 2008.

Note 22 - Capital Commitments

Capital commitments for construction of a new facility (note 9) and the purchase of the land use rights (note 10 and note 11) were approximately $6.64 million and approximately $8.98 million as of December 31, 2009 and September 30, 2009, respectively.

China Polypeptide Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 23 – Shareholders’ Equity

In October 2009, Xiu Chio Fa, the shareholder of Cantix, settled the amounts due to the former equity holders of Wuhan Tallyho for the outstanding acquisition consideration of $5,854,361 (RMB40,230,000). In November 2009, pursuant to a letter issued by Xiu Chio Fa to Cantix, he waived the receivable from Cantix which amounted to approximately $6,605,982 (RMB45,030,000) which was recorded as additional paid-in capital as of December 31, 2009.

On November 13, 2009, as the result of closing of the Exchange disclosed in Note 1, the Company acquired all of the issued and outstanding capital stock of Cantix in exchange for the issuance of 8,800,000 (on a post 8-for-1 forward stock split basis) shares of the Company’s common stock.

Note 24 - Subsequent Events

Pursuant to a Securities Purchase Agreement dated as of December 16, 2009 by and between CPGI, and one institutional investor (the “Investor”), the Investor purchased from CPGI for an aggregate purchase price of $3,600,000 (i) 666,667 shares of common stock, par value U.S. $.0001 per share, and (ii) a 5 year warrant to purchase up to an additional 333,333 shares of Common Stock at an exercise price of U.S. $6.75 per share. $2.24 million of such purchase price was paid in December 2009 and the remaining $1.36 million was paid in January 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward-Looking Statements

Unless otherwise specified or required by context, references to “we,” “the Company,” “our” and “us” refer collectively to China Polypeptide Group, Inc., f/k/a Hamptons Extreme, Inc., a Delaware corporation, together with its wholly-owned subsidiary, Cantix International Ltd., a British Virgin Islands limited company (“Cantix”), Cantix’s wholly-owned direct subsidiary, Moneyeasy Industries Limited, a Hong Kong limited company (“Moneyeasy”), Moneyeasy’s wholly-owned direct subsidiaries, Wuhan Tallyho Biological Product Co., Ltd., a PRC limited company (“Tallyho”), and Wuhan Polypeptide Anti-Aging Research and Development Co., Ltd., a PRC limited company (“Anti-Aging”), and Tallyho’s operating subsidiary, Guangdong Hopsun Polypeptide Biological Technology Co., Ltd. (“Hopsun”).  Specific discussions or comments relating only to China Polypeptide Group, Inc. will reference the “CPGI” and those relating only to Cantix and its subsidiaries will reference “Cantix.”

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our products, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements.  In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions.  We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements.  Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect.  Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material.  You are cautioned not to place undue reliance on such forward-looking statements.  These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

The nature of our business makes predicting the future trends of our revenues, expenses, and net income difficult.  Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain.  The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements.  Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

•	the effect of political, economic, and market conditions and geopolitical events;

•	legislative and regulatory changes that affect our business;

•	the availability of funds and working capital;

•	the actions and initiatives of current and potential competitors;

•	investor sentiment; and

•	our reputation.

We do not undertake any responsibility to publicly release any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report.  Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by any forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto as filed with the SEC and other financial information contained elsewhere in this report.

Overview

CPGI was incorporated in Delaware in March 2007 to engage in the design, manufacturing, distribution and marketing of surfboards and related equipment.  Prior to the Acquisition (as defined below), CPGI was a development stage company and had no material assets and no revenues. On November 13, 2009, CPGI acquired (the “Acquisition”) all of the issued and outstanding capital stock of Cantix.  As a result of the Acquisition, among other items (i) Cantix became a wholly owned subsidiary of CPGI, (ii) CPGI’s principal business became the business of Cantix, (iii) CPGI ceased to be a shell Company, (iv) CPGI changed its fiscal year end from December 31 to September 30, and (v) the shareholders of Cantix became the controlling shareholders of CPGI. The Company’s common stock is eligible for quotation on Over-the-Counter Bulletin Board under the trading symbol of “CHPN”.  Because Cantix and its affiliates’ operations are the only significant operations of the Company, this discussion and analysis focuses on the business results of Cantix, comparing its results in the three months ended December 31, 2009 to the three months ended December 31, 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company for the three months ended December 31, 2009 and 2008 should be read in conjunction with the unaudited consolidated financial statements and the notes to those statements that are included elsewhere in this report.

General

Through Cantix’s PRC operating subsidiaries, Tallyho, Hopsun, and Anti-Aging, we have been principally engaged in research, development, manufacturing, marketing and sales of polypeptide-based anti-aging nutritional supplements, health foods, functional foods and related material products since 1996. We believe we are one of the leading manufacturers of these products in China.   We have over seventy (70) different types of polypeptide-based nutritional products, health food and functional food products. Our products are sold to customers both in China and abroad, with China currently being the primary market, through a combined network of internal sales force, wholesalers and private labeled partners.  In 2005, we began selling our polypeptide-based nutritional supplement products in Taiwan and Malaysia through local distributors.

We believe that, domestically and internationally, we are one of the few companies in our industry having combined competitive prices, high quality of diversified nutritional products and customer services.  We believe that in China, we are one of the largest companies focusing on developing, producing and marketing functional peptide nutritional products with over 70% market share currently. Our products are primarily manufactured in our production facilities located on 8,529 square meters in the Hannan Jianghan Economic Development Zone in Wuhan, China.   Our products currently being marketed and sold in China have been tested and approved by the relevant Chinese governmental hygiene and safety agencies such as the local bureaus of Ministry of Health and the State Food and Drug Administration. Those that are being sold in Malaysia have also been tested and approved by Ministry of Health Malaysia.  Our research and development efforts are conducted at Tallyho’s facilities in Wuhan, China.

Results of Operations

Comparison of the Three Months Ended December 31, 2009 and 2008

The following table sets forth the results of our operations for the periods indicated in dollars and as a percentage of revenues:

	Three Months Ended December 31,
	2009		2008
	Amount	% of Revenues	Amount	% of Revenues

	(in dollars, except percentages)

REVENUES	$5,746,590	100.0%	$9,547,337	100.0%

COST OF SALES	276,574	4.8%	740,997	7.8%

GROSS PROFIT	5,470,016	95.2%	8,806,340	92.2%

SELLING AND ADMINISTRATIVE EXPENSES	4,302,838	74.9%	4,409,304	46.2%

OPERATING INCOME	1,167,178	20.3%	4,397,036	46.1%

OTHER INCOME (EXPENSE)
Interest expense, net	(17,560)	-0.3%	(12,762)	-0.1%
Equity in (loss)/gain in affiliates	(7,837)	-0.1%	35,291	0.4%
Other operating loss	(6,169)	-0.1%	(167)	0.0%

INCOME BEFORE
INCOME TAX EXPENSE	1,135,612	19.8%	4,419,398	46.3%

INCOME TAX EXPENSE	246,461	4.3%	1,131,741	11.9%

NET INCOME	889,151	15.5%	3,287,657	34.4%

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(71,918)	-1.3%	528	0.0%

COMPREHENSIVE INCOME	$817,233	14.2%	$3,288,185	34.4%

Revenues. Revenues for the three months ended December 31, 2009 decreased to $5,746,590 as compared to $9,547,337 for the three months ended December 31, 2008, a decrease of $3,800,747 or 39.8%.  The decrease is mainly attributable to the Chinese Lunar New Year Day falling later this year (February 14, 2010) than that of last year (January 26, 2009) that caused a substantial portion of our pre-new year sales of our products, which generally have a 6 to 8 week sales season prior to the Chinese New Year Day, to occur after the end of the three months ended December 31, 2009, while a substantial portion of such sales occurred during the three months ended December 31, 2008.

Cost of Sales. Cost of sales for the three months ended December 31, 2009 totaled $276,574, or approximately 4.8% of revenues, compared to $740,997, or approximately 7.8% of revenues, for the three months ended December 31, 2008, a decrease of $464,423 or 62.7%.  The decrease is mainly attributable to less overhead costs allocated to the current cost of sales while more to the inventory prepared for the Chinese Lunar New Year sales season largely in January 2010.  Given the overall market inflation expectation in China, management believes that the prices of our raw materials will increase in 2010.  However, such inflationary impact, if any, on our results of operations is expected to be minimal given our historical high gross margin.

Gross Profit. Gross profit decreased to $5,470,016 for the three months ended December 31, 2009 from $8,806,340 for the three months ended December 31, 2008, a decrease of $3,336,324 or 37.9%.  The respective gross margins are 95.2% and 92.2% for the three months ended December 31, 2009 and 2008.  The decrease in gross profit is mainly due to the decrease of revenues.

Selling and Administrative Expenses. Selling and administrative expenses for the three months ended December 31, 2009 totaled $4,302,838 or approximately 74.9% of revenues, compared to $4,409,304 or approximately 46.2% of revenues, for the same period in 2008, a decrease of $106,466 or 2.4%.  Though the absolute value of selling and administrative expenses decreased, the proportion to revenues significantly increased. The significant increase in the proportion to revenues is mainly attributable to the decrease of revenues.

Operating Income. Operating income amounted to $1,167,178, or approximately 20.3% of revenues, for the three months ended December 31, 2009 as compared to $4,397,036, or approximately 46.1% of revenues, for the three months ended December 31, 2008, a decrease of $3,229,858 or 73.5%. The decrease in operating income is mainly attributable to the decrease of revenues.

Interest Expense. Net interest expense totaled $17,560 for the three months ended December 31, 2009, as compared to interest expense of $12,762 for the three months ended December 31, 2008, an increase of $4,798. The increase in interest expense is due to the increase in funds borrowed by us from Wuhan Pan Asia (as defined below), an unrelated third party.

Equity in (Loss)/ Gain in Affiliates. The equity in loss in affiliates amounted to $7,837 for the three months ended December 31, 2009, as compared to the equity in gain in affiliates of $35,291 for the three months ended December 31, 2008, an absolute change of $43,128.  The change is due to the increase of the net loss of an affiliate company in which the Company has a 40% equity interest, thus using the equity method to account for such an investment.

Income before Income Tax Expense. Income before income tax expense was $1,135,612, or approximately 19.8% of revenues, for the three months ended December 31, 2009 as compared to $4,419,398, or approximately 46.3% of revenues, for the three months ended December 31, 2008, a decrease of $3,283,786 or 74.3%. The decrease in income before income tax expense is mainly attributable to the decrease of revenues.

Net Income. Net income amounted to $889,151, or approximately 15.5% of revenues, for the three months ended December 31, 2009 as compared to $3,287,657, or approximately 34.4% of revenues, for the three months ended December 31, 2008, a decrease of $2,398,506 or 73.0%. The decrease in net income is mainly attributable to decreased revenues with a level of selling and administrative expenses similar to that during the same period in 2008.  Although no assurance can be given, management believes that our revenues and net income will rebound in future periods resulting from, among other factors, growing market demands for anti-aging nutritional supplements, health food and functional food products, our increased sales and marketing efforts, our newly added manufacturing capacity to meet such increasing demands, our expansion into other high margin peptide-based product categories as well as improved economic conditions and the government’s stimulus measures focusing on stimulating consumption in China.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Three Months Ended December 31,
	2009	2008
	(in dollars)

Net cash provided by operating activities	4,975,612	410,995
Net cash used in investing activities	(2,432,783)	(32,813)
Net cash provided by (used in) financing activities	2,164,147	(8,755)
Effect of exchange rate fluctuation on cash and cash equivalents	(7,645)	726
Net increase in cash and cash equivalents	4,699,331	370,153
Cash and cash equivalents, beginning of period	4,439,732	5,918,414
Cash and cash equivalents, end of period	9,139,063	6,288,567

Operating Activities

Net cash provided by operating activities increased to $4,975,612 during the three months ended December 31, 2009, an increase of $4,564,617 or 1,110.6% from net cash provided by operating activities of $410,995 during the three months ended December 31, 2008.  The increase is mainly attributable to a significant decrease in accounts receivable due to collections by December 31, 2009.

Investing Activities

Net cash used in investing activities amounted to $2,432,783 during the three months ended December 31, 2009, as compared to $32,813 during the three months ended December 31, 2008, an increase of $2,399,970 or 7,314.1%.  The significant increase is mainly due to the payments (approximately $2.34 million during such three months) to acquire the land use rights for the land lot on which the Company plans to build its regional headquarters and research and development center in Guangzhou city, China.

Financing Activities

Net cash provided by financing activities amounted to $2,164,147 during the three months ended December 31, 2009, as compared to net cash used in financing activities of $8,755 during the three months ended December 31, 2008, an absolute change of $2,172,902, resulting from partial payments (approximately $2.24 million) of an equity investment made by an institutional investor during the three months ended December 31, 2009. See “Capital Resources”.

Capital Resources

In January 2010, we sold to one non-“U.S. Person” institutional investor (i) 666,667 shares of our common stock, and (ii) a warrant to purchase an additional 333,333 shares of our common stock for an aggregate purchase price for $3,600,000 in the aggregate.  No commission was paid in connection with such investment.  Of such $3,600,000 purchase price, $2.24 million was paid during our first quarter ended December 31, 2009, and the remaining $1.36 million was paid in January 2010.

As of December 31, 2009, the Company had outstanding a bank loan of RMB2,147,632 (approximately $314,110) from the Agriculture Bank of China, Wuhan Branch (“Agriculture Bank”). This bank loan has been continuously extended from September 2003, the original maturity date, and will be repaid when Agriculture Bank requests repayment.  The Company has been repaying the principal amount of this loan by approximately RMB20,000 (approximately $2,931) each month. Interest accrues on a monthly basis at the rate of 5.84% per annum.

As of December 31, 2009, the Company had outstanding another bank loan of RMB1,500,000 (approximately $219,388) from the Wuhan Finance Bureau (“WFB”). This loan has been continuously extended from November 2001, the original maturity date and such loan will be repaid when WFB requests repayment.  Interest accrues on a monthly basis at the rate of 5.94% per annum.

As of December 31, 2009, the Company had outstanding a loan totaling RMB5,319,739 (approximately $778,058) from Wuhan Pan-Asia Peptide Material Research Co., Ltd. (“Wuhan Pan-Asia”), an unrelated third party, under a loan facility agreement of RMB5,000,000 (approximately $731,294).  Wuhan Pan-Asia borrowed the funds to lend to the Company from Xianfeng Rural Credit Co-operative for which the Company pledged an office building as collateral. Interest on the loan is paid by the Company monthly at the rate of 0.531%. The loan matures in August 2010.

We believe we will require additional capital to finance any future manufacturing expansion, market channel expansion, changes in our business plan or other future capital intensive developments, including any investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional capital, we may seek to raise it through the sale of debt and/or equity securities, funding from joint-venture or strategic partners, institutional debt financing or loans, or a combination of the foregoing. Other than as described above, we currently do not have any binding commitments for, or readily available sources of, additional financing. If we decide to pursue any of the above projects, we cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to implement such project now or in the future, or if we do, the terms thereof.

We believe that our currently available funds, funds from operations and available bank financing is sufficient for us to continue our operations as presently conducted for at least the next twelve (12) months.

Contractual Obligations

The capital commitments for construction of a new facility and the purchase of the land use rights as of December 31, 2009 and as of September 30, 2009 were approximately $6.64 million and approximately $8.98 million, respectively.

Off Balance Sheet Arrangements

Other than with respect to our pledge of an office building owned by us in connection with the Wuhan Pan-Asia loan as described above, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Seasonality

Historically, the Company’s revenues for the first and forth quarters in each fiscal year have been higher than revenues for the second and third fiscal quarters.  We believe that this is partially due to a number of major festivals and holiday celebrations that occur in China around the end of our first and fourth fiscal quarters.  Though it may be the case, as some Chinese festivals such as the Chinese New Year follow the Chinese Lunar calendar which usually lags the Gregorian calendar that is used worldwide, if such festivals happen to occur substantially later than the end of the first and fourth quarters, we believe a certain portion of such revenues would fall in the following quarters.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations above is based on our consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles (“US GAAP”).  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. However, actual results could differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 of the Notes to our consolidated financial statements in this Quarterly Report on Form 10-Q, we believe that the following accounting policies are the most critical accounting policies to assist in fully understanding and evaluating our management’s discussion and analysis:

Principles of consolidation

The consolidated financial statements, prepared in accordance with US GAAP, include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. This basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company's principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC, the accounting standards used in the place of such entities’ domicile.  The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company's subsidiaries to present them in conformity with US GAAP.  All significant inter-company accounts, transactions and cash flows are eliminated on consolidation.  Investment in affiliates in which the Company exercises significant influence but do not control and are not the primary beneficiary are accounted for using the equity method.

Use of Estimates

The preparation of the Company’s financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The financial statements include some amounts that are based on management’s best estimates and judgments.  These accounts and estimates include, but are not limited to, the valuation of accounts receivable, other receivables, inventories, taxes payable, and the estimation on useful lives of property, plant and equipment and intangible assets.  These estimates may be adjusted as more current information becomes available, and any adjustment could be significant.

Revenue Recognition

Revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time when the products are delivered to and accepted by its customers, the price is fixed or determinable, and collectability is reasonably assured.  Customers do not have a general right of return on products shipped.  The number of products returned to the Company was insignificant during past years.  There are no post-shipment obligations, price protection and bill and hold arrangements.

In the PRC, there is a value added tax ( “VAT”) of 17% on sales of products. VAT collected is recorded as a liability on the balance sheet until such VAT amount is paid to the tax authorities.

Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure related to its customers.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average cost method. Cost of finished goods comprises direct material, direct production cost and an allocated portion of production overheads based on normal operating capacity. The Company evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing the net realizable value on a periodic basis.  If inventory is written down to net realizable value, the write-down is charged to expense.

Foreign Currency Translation

The accompanying financial statements are presented in United States dollars. The functional currency of Cantix is Renminbi (“RMB”).  The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

New Financial Accounting Pronouncements

 In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (“ASC Topic 105”) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. GAAP. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.

 Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for our 2009 annual consolidated financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.

Fair Value Accounting

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“ASC Topic 820”) which defines fair value, establishes a market-based framework or hierarchy for measuring fair value and expands disclosures about fair value measurements. This guidance is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. It does not expand or require any new fair value measures; however the application of this statement may change current practice.

In April 2009, the FASB issued the following updates that provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“ASC Topic 820-10-65”). This update relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms the need to exercise judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“ASC topic 320-10-65”). This update applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings) and 2) all other amounts (recorded in Other comprehensive income).

 FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“ASC Topic 320-10-65”). This update requires fair value disclosures for financial instruments that are not currently reflected on the balance sheet at fair value on a quarterly basis.

In August 2009, FASB issued ASU No. 2009-05 which amends Fair Value Measurements and Disclosures – Overall (“ASC Topic 820-10”) to provide guidance on the fair value measurement of liabilities. This update requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or 2) another valuation technique that is consistent with the principles in ASC Topic 820 such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. Although management will continue to evaluate the application of ASC Topic 820 and its subsequent and related updates, management does not currently believe the adoption of ASC Topic 820 and its subsequent and related updates will have a material impact on the Company’s results of operations or financial position.

Business Combinations

In 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“ASC Topic 805”). This guidance requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. The impact of ASC 805 on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate in the future.

In April 2009, the FASB issued Staff Position No. FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“ASC Topic 805-20”). This updated guidance amended the accounting treatment for assets and liabilities arising from contingencies in a business combination and requires that pre-acquisition contingencies be recognized at fair value, if fair value can be reasonably determined. If fair value cannot be reasonably determined, measurement should be based on the best estimate in accordance with SFAS No. 5, “Accounting for Contingencies” (“ASC Topic 405”). The Company does not have any assets acquired or liabilities assumed in a business combination that arise from contingencies.

Other Accounting Changes

In June 2009, the FASB issued the following standards:

SFAS No. 166, “Accounting for Transfers of Financial Assets” (“ASC Topic 860”). This updated guidance removed the concept of a qualifying special-purpose entity and removed the exception from applying consolidation guidance to these entities. This update also clarified the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. ASC Topic 810 is effective for our fiscal year beginning on January 1, 2010. We are currently evaluating the potential impact the adoption of this Statement will have on its financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“ASC Topic 855”), which is effective for interim or annual financial periods ending after June 15, 2009. ASC Topic 855 establishes general standards of accounting and disclosure of events that occur after the balance sheet but before financial statements are issued or are available to be issued. However, since the Company is a public entity, management is required to evaluate subsequent events through the date that financial statements are issued and disclose the date through which subsequent events have been evaluated, as well as the date the financial statements were issued. ASC Topic 855 was adopted since its interim period ended June 30, 2009. Subsequent events for the year ended September 30, 2009 have been evaluated through February 12, 2009, the date the financial statements were issued.

During 2009, the FASB has issued several ASU’s – ASU No. 2009-02 through ASU No. 2009-15. Except for ASU’s No. 2009-05, 2009-13 and 2009-14 discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore have minimal, if any, impact on the Company.

In 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“ASC Topic 715-20-65”). This guidance will expand disclosure by requiring the following new disclosures: 1) how investment allocation decisions are made by management; 2) major categories of plan assets; and 3) significant concentrations of risk. Additionally, ASC 715-20-65 will require an employer to disclose information about the valuation of plan assets similar to that required in ASC Topic 820 Fair Value Measurements and Disclosures. We are currently evaluating the potential impact the adoption of this Statement will have on its financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

N/A.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our principal executive officer and principal financial officer, based on their evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, due to the material weakness identified below, our disclosure controls and procedures are not effective.

Management's Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15 (f) promulgated under the Exchange Act. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Management concluded that in light of the material weaknesses described below, we did not maintain effective internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control - Integrated Framework issued by COSO. In assessing the effectiveness of our internal control over financial reporting, management identified the following material weaknesses:

•
Lack of Internal Audit Function - We lack qualified resources to perform our internal audit functions properly. In addition, we have not yet fully developed the scope and effectiveness of our internal audit function.

•	Lack of Audit Committee – We lack an audit committee within our board to oversee the financial reporting pursuant to US GAAP and the SEC's rules and regulations.

•
Insufficient US GAAP Accounting Skills and Experience - We found that our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to US GAAP and the SEC's rules and regulations.

Our management is in the process of implementing remediation procedures to improve internal controls over financial reporting.

We are continuously reviewing our efforts to improve our internal control over financial reporting and may in the future identify additional deficiencies. Should we discover any additional deficiencies, we will take appropriate measures to correct or improve our internal control over financial reporting.

This Quarterly Report on Form 10-Q does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this report.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

We have attached as exhibits to this Quarterly Report on Form 10-Q the certifications of our Chief Executive Officer and Chief Financial Officer, which are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. We recommend that this Item 4 be read in conjunction with the certifications for a more complete understanding of the subject matter presented.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

To our knowledge, there is no material litigation pending or threatened against us.

Item 1A. Risk Factors.

The Company's business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause the Company's actual results to vary materially from recent results or from the Company's anticipated future results. The consummation of the Acquisition caused the Company to materially change the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (the prior year end). For a discussion identifying risk factors and important factors that could cause actual results to differ materially from those anticipated, see the Company's Current Report on Form 8-K filed with the SEC on November 17, 2009. Such discussion contained therein has not materially changed since then.  The risks described in our Current Report on Form 8-K filed with the SEC on November 17, 2009 are not the only risks we face.  Additional risks and uncertainties not currently known or that may develop in the future to us or that we currently deem to be immaterial or that may develop in the future also may materially adversely affect our future business, financial condition and/or operating results.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds.

In December 2009 and January 2010, we sold shares of our common stock and a warrant to one institutional investor for $3,600,000 in the aggregate. $2.24 million and $1.36 million of such $3,600,000 amount were received by the Company in December 2009 and January 2010, respectively. For additional information about such sale, see our Current Report on Form 8-K filed with the SEC on January 13, 2010.

Item 3.	Defaults Upon Senior Securities.

To our knowledge, there are no material defaults upon senior securities.

Item 4.	Submission of Matters to a Vote of Securities Holders.

In November 2009, the majority shareholder of the Company, approved in a written consent to amend the Company’s Certificate of Incorporation to (i) change the name of the Company from “Hamptons Extreme, Inc.” to “China Polypeptide Group, Inc.” and (ii) effect an 8 for 1 forward split of the share of the Company’s common stock outstanding and issued , par value $.0001 per share.

For detailed information, please refer to the Current Report on Form 8-K filed with SEC on December 28, 2009.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a) Exhibits

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA POLYPEPTIDE GROUP, INC.

Date: February 22, 2010	By:	/s/ Dongliang Chen
Name: Dongliang Chen
Title: Chairman and Chief Executive Officer