Form 10-Q
period 2010-03-31
China Polypeptide Group, Inc.
filed 2010-05-17
CIK 1435530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 333-151148

CHINA POLYPEPTIDE GROUP, INC.
_____________________________________________________________
(Exact name of small business issuer as specified in its charter)

Delaware	20-8731646
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 11 Jiangda Road
Jianghan Economic Development Zone
Wuhan 430023, People’s Republic of China
 (Address of principal executive offices)

(86) 2783518396
(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

Number of shares outstanding of the registrant's common stock as of May 17, 2010:

11,299,224 shares of Common Stock, $0.0001 par value per share

China Polypeptide Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2010	September 30, 2009
Assets	Unaudited
Current assets
Cash and cash equivalents	$3,641,650	$4,439,732
Accounts receivable, net	8,916,622	14,666,836
Inventories, net	722,140	970,685
Prepayments and other receivables	6,488,413	5,404,943
Amounts due from staff	9,738,070	5,460,867
Deferred tax assets	233,868	277,335
Other assets	410,651	411,824
Total Current Assets	30,151,414	31,632,222

Property, plant and equipment, net	7,848,189	6,943,440
Investment in equity affiliates	237,089	254,286
Land use right, net	280,152	280,953
Deposit for land use right	6,026,828	440,100
Goodwill	113,468	113,792
	$44,657,140	$39,664,793

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$402,295	$573,401
Accrued expenses and other liabilities	1,870,841	2,449,129
Taxes payable	6,600,777	6,404,040
Short-term loans	524,807	566,262
Deferred revenue	2,922,851	3,928,804
Amounts due to related parties	442,476	7,097,865
Total Current Liabilities	12,764,047	21,019,501
Shareholders’ equity
Common stock: 120,000,000 shares authorized, $0.0001 par value, 10,689,667 shares and 8,800,000 shares issued and outstanding as of March 31, 2010 and September 30, 2009, respectively	1,069	880
Additional paid-in capital	10,912,403	638,404
Deferred compensation	(59,325)	-
Unappropriated retained earnings	19,039,362	16,842,439
Appropriated retained earnings	2,055,811	1,144,448
Accumulated other comprehensive income (loss)	(56,227)	19,121
Total Shareholders’ Equity	31,893,093	18,645,292
	$44,657,140	$39,664,793

See notes to consolidated financial statements.

China Polypeptide Group, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Revenues	$8,357,079	$7,322,815	$14,103,669	$16,870,152
Cost of sales	820,309	543,077	1,096,883	1,284,074

Gross profit	7,536,770	6,779,738	13,006,786	15,586,078

Operating expenses
Selling and administrative expenses	5,090,424	4,593,324	9,393,262	9,002,628

Operating income	2,446,346	2,186,414	3,613,524	6,583,450

Other income (expense)
Interest expense, net	(18,504)	(9,364)	(36,064)	(22,126)
Equity in (loss)/gain in affiliates	(8,636)	(16,904)	(16,473)	18,387
Other operating income	25,816	5,207	19,647	5,040
	(1,324)	(21,061)	(32,890)	1,301
Income before income tax expense	2,445,022	2,165,353	3,580,634	6,584,751

Income tax expense	225,887	345,607	472,348	1,477,348

Net income	2,219,135	1,819,746	3,108,286	5,107,403

Other comprehensive income
Foreign currency translation gain (loss)	(3,430)	32,643	(75,348)	33,171

Comprehensive income	$2,215,705	$1,852,389	$3,032,938	$5,140,574

Earnings per share
Basic and diluted	$0.209	$0.207	$0.310	$0.580

Weighted average number of common shares outstanding:
Basic and diluted	10,621,985	8,800,000	10,020,755	8,800,000

See notes to consolidated financial statements.

China Polypeptide Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six months ended March 31,
	2010	2009
Cash flow from operating activities
Net income	$3,108,286	$5,107,403
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	199,418	159,983
Bad debts provision	173,773	(83,525)
Amortization of stock-based compensation	7,965	-
Equity in loss/(gain) in affiliates	16,473	(18,387)
Changes in operating assets and liabilities
Accounts receivable	5,534,146	(3,748,439)
Inventories	245,784	212,336
Prepayments and other receivables	(1,098,287)	(885,851)
Amounts due from staff	(4,292,798)	-
Deferred tax assets	42,678	(14,615)
Accounts payable	(169,475)	(36,756)
Accrued expenses and other current liabilities	(1,584,637)	(127,028)
Taxes payable	214,976	1,578,360
Net cash provided by operating activities	2,398,302	2,143,481

Cash flow from investing activities
Purchases of property, plant and equipment	(241,002)	(69,777)
Cash paid for construction in progress	(877,702)	(1,464,772)
Cash paid to acquire land use right	(5,588,039)	-
Net cash used in investing activities	(6,706,743)	(1,534,549)

Cash flow from financing activities
Proceeds from private placement	3,600,000	-
Repayment of related parties loans	(48,202)	-
Repayment on long-term bank loan	(39,843)	(17,577)
Net cash provided by (used in) financing activities	3,511,955	(17,577)

Effect of exchange rate fluctuation on cash and cash equivalents	(1,596)	25,279
Net (decrease) increase in cash and cash equivalents	(798,082)	616,634
Cash and cash equivalents, beginning of period	4,439,732	5,918,414
Cash and cash equivalents, end of period	$3,641,650	$6,535,048

Supplemental disclosure of cash flow information:
Income taxes paid	$115,774	$378,020
Interest paid	$23,432	$24,551

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

On November 5, 2007, Moneyeasy entered into an agreement to acquire all the equity of Wuhan Tallyho. Since Cantix, Moneyeasy and Wuhan Tallyho are controlled by the same ultimate individual, these companies are deemed to be under common control and the assets and liabilities will be transferred at their carrying amounts for business acquisition. Pursuant to the terms of the acquisition agreement, all the original equity holders of Wuhan Tallyho will receive a cash consideration from Moneyeasy in the amount of $5,854,361 (RMB40,230,000) for all payment of the capital of Wuhan Tallyho. This transaction was completed on December 26, 2007 and Wuhan Tallyho became a wholly owned subsidiary of Moneyeasy and Cantix. Thereafter, the original paid-in capital of $5,121,926 of Wuhan Tallyho was eliminated for consolidation purpose. The cash consideration was paid in October, 2009.

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

Note 2 - Summary of Significant Accounting Policies and Practices

(a)   Basis of Presentation

The consolidated financial statements for the six month periods ended March 31, 2010 and 2009 include the financial statements of CPGI, Cantix, Moneyeasy and its subsidiaries, Wuhan Tallyho, Anti-aging and Guangdong Hopsun, the subsidiary of Wuhan Tallyho. The combined or consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). All significant intercompany transactions have been eliminated in combination or consolidation.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of consolidated financial position as of March 31, 2010, and consolidated results of operations, and cash flows for the six month periods ended March 31, 2010 and 2009, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

(d) Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure related to its customers. As of March 31, 2010 and September 30, 2009, $889,764 and $717,451 allowances for doubtful accounts were provided respectively.

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

(f) Other Receivables

As needed for normal business purposes, the Company advances predetermined amounts based upon internal policy to certain employees and unrelated parties to ensure certain transactions to be performed in a timely manner. The Company has full oversight and control over the advanced accounts. As of March 31, 2010 and September 30, 2009, $53,524 and $54,263 allowances for doubtful accounts were provided respectively (note 7).

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

There were no impairments of long-lived assets as of March 31, 2010 and September 30, 2009.

(j) Investment in Equity Affiliates

Investment in affiliates consists of ownership in associated companies, which the Company exercises significant influence, usually a percentage ownership between 20% and 50%, and is accounted for under the equity method of accounting. Under the equity method of accounting, an investee’s accounts are not reflected within the Company’s Consolidated Balance Sheets and Statements of Income; however, the Company’s share of the earnings or losses of the investee are reflected in the caption “Equity in income or (loss) in affiliates” in the consolidated statements of income. The Company’s carrying value in an equity method investee is reflected in the caption “Long-term Investment” in the Company’s consolidated balance sheets.

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

(k) Goodwill

Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have definite lives are amortized over their useful lives. Goodwill and indefinite lived intangible assets are subject to impairment testing annually as of the fiscal year-end or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable, using the guidance and criteria described in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“ASC Topic 350”). This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value.  There were no impairments of goodwill d as of March 31, 2010 and September 30, 2009.

(l)  Statutory Surplus Reserve

In accordance with the Company Law of the PRC, Wuhan Tallyho, Guangdong Hopsun and Anti-aging are required to set aside 10% of its income after income taxes prepared in accordance with the PRC accounting regulations to the statutory surplus reserve until the balance reaches 50% of its registered capital, whether further appropriation will be at the directors’ recommendation. As of March 31, 2010 and September 30, 2009, $2,055,811 and $1,144,448 were provided for statutory surplus reserve.

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

(n) Research and Development Costs

Research and development costs are expensed as incurred.  These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to $119,462 and $154,770 for the six months ended March 31, 2010 and 2009, and $66,424 and $122,622 for the three months ended March 31, 2010 and 2009, respectively.

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

The exchange rates applied are as follows:

	March 31, 2010	September 30, 2009
Period (Year) end RMB exchange rate	6.8361	6.8166
Average RMB exchange rate – period (year) end	6.8360	6.8236

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

(s) Recently Issued Accounting Pronouncements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not currently believe the adoption of ASU No. 2009-16 will have a material impact on the Company’s consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of ASU No. 2009-17, however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- "Accounting for Distributions to Shareholders with Components of Stock and Cash." The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Adoption of this ASU is not expected to have material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – "Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification." The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. Adoption of this ASU is not expected to have material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – "Improving Disclosures about Fair Value Measurements." This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU No. 2010-06, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and has been adopted by the Company since then.

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

The top four third-party customers accounted for approximately 7.0% of the consolidated revenues for the six months ended March 31, 2010 and the top two third-party customers accounted for approximately 24.1% of the consolidated revenues for the six months ended March 31, 2009. The top seven third-party customers accounted for 89.8% of the accounts receivable as of March 31, 2010 and the top seven third-party customers accounted for 91% of the accounts receivable as of September 30, 2009.

Note 4 – Earnings per Share

The Company reports earnings per share in accordance with the provisions of SFAS 128, “Earnings per Share” (“ASC Topic 260”).  ASC Topic 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The following is a reconciliation of the basic and diluted earnings per share computations for the six and three months ended March 31, 2010 and 2009:

	2010	2009
For the six months ended March 31, 2010 and 2009	unaudited	unaudited

Net income for basic and diluted earnings per share	$3,108,286	$5,107,403

Weighted average number of common shares outstanding – basic and diluted	10,020,755	8,800,000

Earnings per share – basic and diluted	$0.310	$0.580

	2010	2009
For the three months ended March 31, 2010 and 2009	unaudited	unaudited

Net income for basic and diluted earnings per share	$2,219,135	$1,819,746

Weighted average number of common shares outstanding – basic and diluted	10,621,985	8,800,000

Earnings per share - basic and diluted	$0.209	$0.207

Note 5 - Accounts Receivable

	March 31, 2010	September 30, 2009
	unaudited
Accounts receivable	$9,806,387	$15,384,287
Allowance for doubtful accounts	(889,765)	(717,451)
	$8,916,622	$14,666,836

Note 6 – Inventories

	March 31, 2010	September 30, 2009
	unaudited
Raw materials	$107,401	$159,523
Work in progress	205,046	145,145
Finished goods	470,648	706,657
Low-value consumables and Packaging materials	95,232	115,993
	878,327	1,127,318
Allowance for inventory obsolescence	(156,187)	(156,633)
	$722,140	$970,685

Note 7 - Prepayments and Other Receivables

	March 31, 2010	September 30, 2009
	unaudited
Other receivables	$1,382,012	$995,284
Advance to suppliers	1,163,464	456,079
Shenzhen Era Biotechnology Co., Limited (a)	3,996,431	4,007,843
	6,541,907	5,459,206
Allowance for doubtful accounts	(53,524)	(54,263)
	$6,488,413	$5,404,943

(a)
As of March 31, 2010, the Company had an outstanding loan of $3,996,431 (RMB27,320,000), in aggregate, to Shenzhen Era Biotechnology Co., Limited (“Shenzhen Era Biotechnology”).  $2,267,375 (RMB15,500,000) of such loan was due on August 11, 2009 with interest accruing at the rate of 9.36% per annum and was extended to July 28, 2010 on July 28, 2009. The $1,729,056 (RMB11,820,000) balance of such loan accrues at the interest rate of 4.68% per annum and matures on June 9, 2010. Such loan is guaranteed by a majority shareholder of Shenzhen Era Biotechnology. Shenzhen Era Biotechnology has started repayment in April 2010.

Note 8 – Amounts Due from Staff

Amounts due from staff represent various advances to certain employees for business purposes and receivables from sales managers due to the cash collected from customers by sales managers. Amounts due from staff amounted to $9,738,070 and $5,460,867 as of March 31, 2010 and September 30, 2009, respectively.

Note 9 – Property, Plant and Equipment

	March 31, 2010	September 30, 2009
	unaudited
Buildings	$2,334,057	$2,263,059
Machinery and equipment	588,963	629,806
Furniture and office equipment	428,439	294,680
Motor vehicles	694,987	629,661
	4,046,446	3,817,206
Accumulated depreciation	(1,465,307)	(1,274,766)
	2,581,139	2,542,440
Construction in progress	5,267,050	4,401,000
	$7,848,189	$6,943,440

A building owned by the Company with net book value of $1,039,892 (RMB7,108,806) was pledged by the Company to Xianfeng Rural Credit Co-operative of Wuhan for a loan of $731,411 (RMB5,000,000), borrowed by Wuhan Pan-Asia Peptide Material Research Co. Limited (“Wuhan Pan-Asia”), an unrelated third party. Wuhan Pan-Asia entered into an agreement with the Company for a loan facility of $731,411(RMB5,000,000) to the Company in exchange for the pledge. As of March 31, 2010, the Company borrowed a total of $718,698 (RMB4,913,091) from Wuhan Pan-Asia (note 16).

Depreciation expense for the six months ended March 31, 2010 and 2009 was $199,418 and $159,983, respectively. Depreciation expense for the three months ended March 31, 2010 and 2009 was $126,488 and $89,598, respectively.

As of March 31, 2010, the construction of a new factory is located in Jianghan Economical Development Zone in Hubei Province, the PRC (note 22).

Note 10 - Land Use Rights

As of March 31, 2010, land use rights of the Company included certain parcels of land located in Wuhan City, Hubei Province, the PRC, with a net carrying value of $280,152. The land use rights for land with area of approximately 11,208 square meters and 7,947 square meters which will expire in November 2048 and January 2059 respectively.

Note 11 – Deposit for Land Use Rights

Deposit for land use rights represents the payments that are paid to the government to secure the land use rights of the land lots in Guangzhou Science Park for future regional headquarters and research and development center purpose. The Company has paid deposit for land use rights, in aggregate, $6,026,828 and $440,100 as of March 31, 2010 and September 30, 2009, respectively. The relevant certificate of land use right is to be issued, and if not, such amount will be refunded.

Note 12 – Investment in Equity Affiliates

As of March 31, 2010, the Company’s investment in affiliates that are accounted for based on the equity method of accounting represented 40% interest in Wuhan Hopsun Biological Product Inspection Co., Limited (“Wuhan Hopsun”), which engages in biotechnological health products testing including Wuhan Tallyho’s products.

The investments in Wuhan Hopsun amounted to $237,089 and $254,286 at March 31, 2010 and September 30, 2009, respectively, which includes the Company’s share of accumulated losses in this affiliate of $16,473 for the six months ended March 31, 2010 and a gain of $18,387 for the same period in 2009.

Note 13 - Other Assets

Other assets represented equipment held for sale. The Company acted as a guarantor for an original loan amount of $410,651 (RMB2,807,250) borrowed by Wuhan Sanrong Company Limited (“Wuhan Sanrong”) from Agriculture Bank of China in 2001. The loan was secured with elevators that belonged to Wuhan Sanrong at that time. Wuhan Sanrong encountered some cash flow difficulties and the bank requested that the Company take over the loan. The loans including the collateral were taken over by the Company in September 2002. These assets are held for disposal and are carried at lower of carrying value or fair value less cost to sell.

Wuhan Sanrong was a former shareholder of Wuhan Tallyho and ceased to be a shareholder on March 28, 2001.

Note 14 - Short-term Loans

	Interest rate per	March 31, 2010		September 30, 2009
Lender	Annum	RMB	USD	RMB	USD
		unaudited
Agriculture Bank of China
The term of the loan has expired in September 2003 (note 13)	5.84%	2,087,632	305,383	2,360,000	346,211

Wuhan Finance Bureau
The term of the loan has expired in November 2001	5.94%	1,500,000	219,423	1,500,000	220,051

Total bank loans		3,587,632	524,807	3,860,000	566,262

Short-term loans represent those short-term loans from financial institutions. The term of the loan from Agriculture Bank of China and Wuhan Finance Bureau expired in 2003 and 2001; however, the lenders have not demanded repayment. Interest accrued on a monthly basis base on the contractual rate.

The interest expenses for the six months ended March 31, 2010 and 2009 were $42,322 and $49,290, respectively.  The interest expenses for the three months ended March 31, 2010 and 2009 were $21,060 and $23,434, respectively.  The interest expenses also include those related to the loan from Wuhan Pan-Asia, an unrelated party (note 16).

Note 15 – Deferred Revenue

Deferred revenue represents the sales related to the products delivered to the third-party wholesalers or distributors for which collectability could not be reasonably assured. As of March 31, 2010 and September 30, 2009, deferred revenue amounted to $2,922,851 and $3,928,804, respectively.

Note 16 - Accrued Expenses and Other Liabilities

	March 31, 2010	September 30, 2009
	unaudited
Advance from customers	$13,119	$3,738
Accrued payroll	80,332	87,891
Accrued expense	187,114	134,146
Other payables
– Wuhan Pan-Asia (a)	718,698	679,223
– Guangzhou Shunfa Garment Factory	-	564,428
– Wuhan Xinwang Investment Management Company	384,977	386,077
– Malaysia Phoenix Company	116,718	117,052
Others	369,883	476,574
	$1,870,841	$2,449,129

(a)
As of March 31, 2010, the Company had outstanding  loan totaling RMB4,913,089 (approximately $718,698) from Wuhan Pan-Asia, an unrelated third party, under a loan facility agreement of RMB5,000,000 (approximately $731,411).  Wuhan Pan-Asia borrowed the funds to lend to the Company from Xianfeng Rural Credit Co-operative for which the Company pledged an office building as collateral (note 9). Interest on the loan is paid by the Company monthly at the rate of 0.531% (note 14). This loan matures in August 2010.

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

Wuhan Tallyho was registered in the City of Wuhan in the PRC and subject to the applicable income tax rate of 25% for the six month periods ended March 31, 2010 and 2009.

Guangdong Hopsun, registered in the City of Guangzhou in the PRC, is subject to the Enterprise Income Tax rate of 25% for the six months ended March 31, 2009. Guangdong Hopsun has passed all necessary examinations and was certified as a high technological enterprise by relevant governmental authorities in December 2009. According to the PRC income tax law, a certified high technological enterprise can be subject to preferential Enterprise Income Tax rate of 15%. Based on management best estimation, GD Hopsun is eligible for the preferential Enterprise Income Tax rate of 15% for the three months ended March 31, 2010.

Wuhan Anti-Aging, registered in the City of Wuhan in the PRC, is subject to the Enterprise Income Tax rate of 25%. Wuhan Anti-Aging incurred a net operating loss of $48,888 for the six month periods ended March 31, 2010 which may be carried forward for 5 years to reduce future years’ taxable income. Management believes that the realization of the benefits arising from this loss appear to be remote due to the research and development nature of Wuhan Anti-Aging’s operation and its continuing losses for PRC income tax purpose.

	March 31, 2010	September 30, 2009
	unaudited
VAT payable	$2,539,443	$2,629,954
Income tax payable	3,874,110	3,569,913
Other taxes payable	187,224	204,173
	$6,600,777	$6,404,040

In June 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“ASC Topic 740”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with ASC Topic 740.  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance for de-recognition of tax positions, financial statement classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation was effective for fiscal years beginning after December 15, 2006. The adoption of ASC Topic 740 did not have a material effect on the Company’s financial position or results of operations.

The Company and its subsidiary file tax returns with the relevant government authorities in the PRC. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC Topic 740, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized for the six months ended March 31, 2010 and 2009.

Deferred tax relates to depreciation difference of fixed assets and provision of assets.

Note 18 - Related Party Transactions

The transactions with the following entities and individuals were made in the ordinary course of business and were negotiated on an arm’s length basis.  A summary of balances and transactions with related parties is as follows:

	March 31, 2010	September 30, 2009
	unaudited
Due to related parties
Wuhan Hopsun Biological Products Inspection Company Limited	$442,476	$450,642
Xiu Chio Fa	-	898,275
Former equity holders of Wuhan Tallyho (a)	-	5,748,948
	$442,476	$7,097,865

(a)
Pursuant to an acquisition agreement between Moneyeasy and the former equity holders of Wuhan Tallyho on November 5, 2007, Moneyeasy acquired 100% of Wuhan Tallyho’s shares with a total consideration of $5,854,361(RMB40,230,000). The balance was settled as of December 31, 2009.

 The balances due to related companies were interest free, unsecured and had no fixed term of repayment.

Note 19 - Advertising

The Company expenses all advertising costs as incurred. The advertising cost for the six months ended March 31, 2010 and 2009 was nil and $1,766, respectively.

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

Note 21 - Operating Lease Commitments

The Company leases office block, workshop and warehouses under operating leases. The leases typically run for an initial period of one year, with an option to renew the lease after that date at which time all terms are renegotiated.  The lease includes contingent rentals.  There were no significant operating lease commitment as of March 31, 2010 and September 30, 2009. Rental expenses under these leases aggregated $64,854 and $57,137 for the six months ended March 31, 2010 and 2009 and $31,252 and $30,400 for the three months ended March 31, 2010 and 2009.

Note 22 - Capital Commitments

Capital commitments for construction of a new facility (note 9) were approximately $2.87 million as of March 31, 2010 and approximately $8.98 million combined with that for the purchase of the land use right as of September 30, 2009.

Note 23 – Shareholders’ Equity

Common stock

On November 13, 2009, as the result of closing of the Exchange disclosed in Note 1, the Company acquired all of the issued and outstanding capital stock of Cantix in exchange for the issuance of 8,800,000 (on a post 8-for-1 forward stock split basis) shares of the Company’s common stock.

On January 8, 2010, as the result of closing of an investment of $3,600,000 pursuant to a Securities Purchase Agreement dated December 16, 2009, the Company issued a) 666,667 shares of the Company’s common stock, and b) a 5 year warrant to purchase up to an additional 333,333 shares of Common Stock at an exercise price of $6.75 per share to the investor.

On March 1, 2010, the Company issued 23,000 shares of the Company’s common stock as payment for services which are worth $67,290, which has been included in deferred compensation.

Warrant

The Company issued a 5 year warrant to purchase up to an additional 333,333 shares of Common Stock at an exercise price of $6.75 per share on January 8, 2010 (see above for details) at which the fair value of the warrant was estimated using the Black-Scholes option–pricing model.

The following table summarizes the assumptions used in the Black-Scholes option–pricing model when calculating the fair value of the warrant:

Number of Shares Underlying the Warrant Valued	Expected Life (Years)	Exercise Price	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
333,333	2	$6.75	125%	-	0.96%	$1,051,434

Due to the limited trading history of the Company’s common stock, the Company used a similar public company's (similar industry, similar size and similar length of operations) market prices to calculate the volatility which was estimated to be 125%.

Following is a summary of the warrant activity:

Outstanding as of October 1, 2009	-
Granted	333,333
Forfeited	-
Exercised	-
Outstanding as of March 31, 2010	333,333

Note 24 - Subsequent Events

As of May 17, 2010, which is the consolidated financial statements issuance date, Management identified the following subsequent event:

Pursuant to a Share Purchase Agreement dated as of April 16, 2010 by and between CPGI, and one institutional investor (the “Investor”), the Investor purchased from CPGI, effective April 21, 2010, for an aggregate purchase price of $3,000,000 (i) 609,557 shares of common stock, par value U.S. $.0001 per share, and (ii) a 5 year warrant to purchase up to an additional 80,956 shares of Common Stock at an exercise price of U.S. $6.75 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward-Looking Statements

We make certain forward-looking statements in this report. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings), demand for our products, and other statements of our plans, beliefs, or expectations, including the statements contained under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business,” as well as captions elsewhere in this document, are forward-looking statements.  In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can”, “could,” “may,” “should,” “will,” “would,” and similar expressions.  We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and in Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  The forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements.  Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. Indeed, it is likely that some of our assumptions will prove to be incorrect.  Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material.  You are cautioned not to place undue reliance on such forward-looking statements.  These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements.

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

Use of Certain Defined Terms

Unless otherwise specified or required by context, references to “we,” “the Company,” “our” and “us” refer collectively to China Polypeptide Group, Inc., a Delaware corporation, together with its wholly-owned subsidiary, Cantix International Ltd., a British Virgin Islands limited company, or Cantix; Cantix’s wholly-owned direct subsidiary, Moneyeasy Industries Limited, a Hong Kong limited company, or Moneyeasy;  Moneyeasy’s wholly-owned direct subsidiaries, Wuhan Tallyho Biological Product Co., Ltd., a PRC limited company, or Tallyho, and Wuhan Polypeptide Anti-Aging Research and Development Co., Ltd., a PRC limited company, or Anti-Aging, and Tallyho’s operating subsidiary, Guangdong Hopsun Polypeptide Biological Technology Co., Ltd., or Hopsun.  Specific discussions or comments relating only to China Polypeptide Group, Inc. will reference “CPGI” and those relating only to Cantix and its subsidiaries will reference “Cantix.”

Overview

CPGI was incorporated in Delaware in March 2007 to engage in the design, manufacturing, distribution and marketing of surfboards and related equipment.  Prior to the acquisition of Cantix, discussed below, CPGI was a development stage company and had no material assets and no revenues.  On November 13, 2009, CPGI acquired all of the issued and outstanding capital stock of Cantix.  As a result of the acquisition (i) Cantix became a wholly owned subsidiary of CPGI, (ii) CPGI’s principal business became the business of Cantix, (iii) CPGI ceased to be a shell Company, (iv) CPGI changed its fiscal year end from December 31 to September 30, and (v) the shareholders of Cantix became the controlling shareholders of CPGI.  The share exchange transaction with Cantix was treated as a reverse acquisition, with Cantix as the acquirer and CPGI as the acquired party.  Because Cantix and its affiliates’ operations are the only significant operations of the Company, unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Cantix and its consolidated subsidiaries.

Through our direct and indirect operating subsidiaries, Tallyho, Hopsun and Anti-Aging, we are principally engaged in the research, development, manufacturing, marketing and sales of polypeptide-based anti-aging nutritional supplements, health foods, functional foods and related material products.  We have developed over 70 different types of polypeptide-based products. We market and sell our products through a combined network of sales personnel, wholesalers and private labeled partners  in China and internationally, however China is currently our primary market.

Our products are primarily manufactured in our 8,529 square meters production facilities located in the Hannan Jianghan Economic Development Zone in Wuhan, China.  Our products currently being marketed and sold in China have been tested and approved by the applicable Chinese governmental hygiene and safety agencies, including by the local bureaus of the Ministry of Health and the State Food and Drug Administration.  Our research and development efforts are conducted at our facilities in Wuhan, China.

We believe that we are one of the few companies in our industry with competitive prices and  high quality of diversified nutritional products combined with excellent customer service.  We believe that we are one of the largest companies in China, focused on the development and production of functional peptide nutritional products.

The Company’s common stock is eligible for quotation on Over-the-Counter Bulletin Board under the trading symbol of “CHPN.”

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars.

Comparison of Three Months Ended March 31, 2010 and 2009 (Unaudited)

	Three Months Ended March 31,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
`	(in dollars, except percentages)
REVENUES	8,357,079	100.0%	7,322,815	100.0%

COST OF SALES	820,309	9.8%	543,077	7.4%

GROSS PROFIT	7,536,770	90.2%	6,779,738	92.6%

SELLING AND ADMINISTRATIVES EXPENSES	5,090,424	60.9%	4,593,324	62.7%

OPERATING INCOME	2,446,346	29.3%	2,186,414	29.9%

OTHER INCOME (EXPENSE)
Interest expense, net	(18,504)	-0.2%	(9,364)	-0.1%
Equity in (loss)/gain in affiliates	(8,636)	-0.1%	(16,904)	-0.2%
Other operating income	25,816	0.3%	5,207	0.1%

INCOME BEFORE INCOME TAX EXPENSE	2,445,022	29.3%	2,165,353	29.6%

INCOME TAX EXPENSE	225,887	2.7%	345,607	4.7%

NET INCOME	2,219,135	26.6%	1,819,746	24.9%

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(3,430)	0.0%	32,643	0.4%

COMPREHENSIVE INCOME	2,215,705	26.5%	1,852,389	25.3%

Revenues. Revenues for the three months ended March 31, 2010 increased $1,034,264, or 14.1%, to $8,357,079, from $7,322,815 for the three months ended March 31, 2009.  The increase is mainly attributable to that the pre-new year holiday sales of our products largely occurred later in January 2010 than those of last year which occurred largely in December 2008 and January 2009. The main reason is that the Chinese Lunar New Year Day fell later this year (February 14, 2010) than that of last year (January 26, 2009) and there is generally a 6-to-8-week sales season of our products prior to this holiday.

Cost of Sales. Cost of sales for the three months ended March 31, 2010 totaled $820,309, or approximately 9.8% of revenues, compared to $543,077, or approximately 7.4% of revenues, for the three months ended March 31, 2009, an increase of $277,232 or 51.0% from period to period.  The increase is mainly attributable to increase in prices of raw materials and overhead costs during the 2010 period. Given the overall market inflation expectation in China, especially for those agricultural products which are main raw materials for our products, management expects that the prices of our raw materials will continue to increase in 2010.  We expect that the inflationary impact, if any, on our results of operations will be minimal given our historical high gross margin.

Gross Profit. Gross profit for the three months ended March 31, 2010 increased $757,032, or 11.2%, to $7,536,770, from $6,779,738 for the three months ended March 31, 2009.  The respective gross margins are 90.2% and 92.6% for the three months ended March 31, 2010 and 2009.  The increase in gross profit is mainly due to the increase of revenues.

Selling and Administrative Expenses. Selling and administrative expenses for the three months ended March 31, 2010 totaled $5,090,424, or approximately 60.9% of revenues, compared to $4,593,324, or approximately 62.7% of revenues, for the same period in 2009, an increase of $497,100 or 10.8% from period to period.  The increase of selling and administrative expenses is generally in line with the increase of revenues for the three months ended March 31, 2010, as compared to the same period in 2009.

Operating Income. Operating income amounted to $2,446,346, or approximately 29.3% of revenues, for the three months ended March 31, 2010, as compared to $2,186,414, or approximately 29.9% of revenues, for the three months ended March 31, 2009, an increase of $259,932 or 11.9% from period to period. The increase in operating income is mainly attributable to the increase of revenues in the 2010 period.

Interest Expense. Net interest expense for the three months ended March 31, 2010 increased $9,140, or 97.6%, to $18,504, as compared to interest expense of $9,364 for the three months ended March 31, 2009. The increase in interest expense is due to the increase in funds borrowed by us from Wuhan Pan Asia (as defined below), an unrelated third party.

Equity in (Loss)/Gain in Affiliates. The equity in loss in affiliates for the three months ended March 31, 2010 amounted to $8,636, a change of $8,268, as compared to the equity in loss in affiliates of $16,904 for the three months ended March 31, 2009.  The change is due to the decrease of the net loss of an affiliate company in which the Company has a 40% equity interest, thus using the equity method to account for such an investment.

Income before Income Tax Expense. Income before income tax expense was $2,445,022, or approximately 29.3% of revenues, for the three months ended March 31, 2010, as compared to $2,165,353, or approximately 29.6% of revenues, for the three months ended March 31, 2009, an increase of $279,669 or 12.9%. The increase in income before income tax expense is mainly attributable to the increase in revenues during the 2010 period.

Net Income. Net income amounted to $2,219,135, or approximately 26.6% of revenues, for the three months ended March 31, 2010, as compared to $1,819,746, or approximately 24.9% of revenues, for the three months ended March 31, 2009, an increase of $399,389 or 21.9%. The increase in net income is mainly attributable to increased revenues with a slightly less increase in selling and administrative expenses compared to those during the same period in 2009.  Although no assurance can be given, management believes that our revenues and net income will continue to grow in future periods resulting from, among other factors, growing market demands for anti-aging nutritional supplements, health food and functional food products, our increased sales and marketing efforts, our newly added manufacturing capacity to meet such increasing demands, our expansion into other high margin peptide-based product categories as well as improved economic conditions and the government’s stimulus measures focusing on stimulating consumption in China.

Comparison of Six Months Ended March 31, 2010 and 2009 (Unaudited)

	Six Months Ended March 31,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
	(in dollars, except percentages)
REVENUES	14,103,669	100.0%	16,870,152	100.0%

COST OF SALES	1,096,883	7.8%	1,284,074	7.6%

GROSS PROFIT	13,006,786	92.2%	15,586,078	92.4%

SELLING AND ADMINISTRATIVES EXPENSES	9,393,262	66.6%	9,002,628	53.4%

OPERATING INCOME	3,613,524	25.6%	6,583,450	39.0%

OTHER INCOME (EXPENSE)
Interest expense, net	(36,064)	-0.3%	(22,126)	-0.1%
Equity in (loss)/gain in affiliates	(16,473)	-0.1%	18,387	0.1%
Other operating income	19,647	0.1%	5,040	0.0%

INCOME BEFORE INCOME TAX EXPENSE	3,580,634	25.4%	6,584,751	39.0%

INCOME TAX EXPENSE	472,348	3.3%	1,477,348	8.8%

NET INCOME	3,108,286	22.0%	5,107,403	30.3%

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(75,348)	-0.5%	33,171	0.2%

COMPREHENSIVE INCOME	3,032,938	21.5%	5,140,574	30.5%

Revenues. Revenues for the six months ended March 31, 2010 decreased by $2,766,483, or 16.4%, to $14,103,669, from $16,870,152 for the six months ended March 31, 2009. The decrease is mainly attributable to the decrease of $2,485,752 in recognized sales under the wholesale model which the Company has started to use since late 2008. The Company periodically evaluated the reasonable assurance of collectability in recognizing such sales. The amounts for which the collectability are deemed not to be reasonably assured are recorded as deferred revenues to be recognized in the future periods when the collectability can be reasonably assured. The decrease is mainly resulted from such evaluation for the current six month period.  Management expects that this impact would be temporary as the Company continues to ensure future collectability and the sales will return to its normal track in future periods.

Cost of Sales. Cost of sales for the six months ended March 31, 2010 totaled $1,096,883, or approximately 7.8% of revenues, compared to $1,284,074, or approximately 7.6% of revenues, for the six months ended March 31, 2009, a decrease of $187,191, or 14.6%.  The decrease is generally in line with the change of revenues with slight impact from the recent price increase of our raw materials. Given the overall market inflation expectation in China, especially for those agricultural products which are a main raw material for our products, management expects that the prices of our raw materials will continue to increase in 2010.  Management expects that any inflationary impact on our results of operations will be minimal given our historical high gross margin.

Gross Profit. Gross profit for the six months ended March 31, 2010 decreased $2,579,292, or 16.5%, to $13,006,786, as compared to $15,586,078 for the six months ended March 31, 2009.  The respective gross margins are 92.2% and 92.4% for the six months ended March 31, 2010 and 2009.  The decrease in gross profit is mainly due to the decrease in revenues in the 2010 period.

Selling and Administrative Expenses. Selling and administrative expenses for the six months ended March 31, 2010 totaled $9,393,262, or approximately 66.6% of revenues, compared to $9,002,628, or approximately 53.4% of revenues, for the same period in 2009, an increase of $390,634, or 4.3%.  The increase is mainly attributable to the increase in professional expenses related to public company operations and the increase of provisions for bad debts.  The Company incurred $370,831 in professional expenses related to the public company operations during the six months ended March 31, 2010, as compared to $22,411 during the same period in 2009.  The bad debt provision amounted to $174,598 during the six months ended March 31, 2010, as compared to $83,526 recovered bad debts in the same period of 2009.

Operating Income. Operating income amounted to $3,613,524, or approximately 25.6% of revenues, for the six months ended March 31, 2010, as compared to $6,583,450, or approximately 39.0% of revenues, for the six months ended March 31, 2009, a decrease of $2,969,926, or 45.1%. The decrease in operating income is mainly attributable to the decrease of revenues and the increase of selling and administrative expenses.

Interest Expense. Net interest expense totaled $36,064 for the six months ended March 31, 2010, as compared to interest expense of $22,126 for the six months ended March 31, 2009, an increase of $13,938. The increase in interest expense is due to the increase in funds borrowed by us from Wuhan Pan Asia (as defined below), an unrelated third party.

Equity in (Loss)/ Gain in Affiliates. The equity in loss in affiliates amounted to $16,473 for the six months ended March 31, 2010, as compared to the equity in gain in affiliates of $18,387 for the six months ended March 31, 2009, an absolute change of $34,860.  The change is due to the increase of the net loss of an affiliate company in which the Company has a 40% equity interest, thus using the equity method to account for such an investment.

Income before Income Tax Expense. Income before income tax expense was $3,580,634, or approximately 25.4% of revenues, for the six months ended March 31, 2010, as compared to $6,584,751, or approximately 39.0% of revenues, for the six months ended March 31, 2009, a decrease of $3,004,117, or 45.6%. The decrease in income before income tax expense is mainly attributable to the decrease of revenues and the increase of selling and administrative expenses.

Net Income. Net income amounted to $3,108,286, or approximately 22.0% of revenues, for the six months ended March 31, 2010, as compared to $5,107,403, or approximately 30.3% of revenues, for the six months ended March 31, 2009, a decrease of $1,999,117 or 39.1%. The decrease in net income is mainly attributable to the decrease of revenues accompanied by the increase of selling and administrative expenses.  Although no assurance can be given, management believes that our revenues and net income would rebound in future periods resulting from, among other factors, growing market demands for anti-aging nutritional supplements, health food and functional food products, our increased sales and marketing efforts after the restructuring of our sales offices, our newly added manufacturing capacity to meet such increasing demands, our expansion into other high margin peptide-based product categories as well as improved economic conditions and the government’s stimulus measures focusing on stimulating consumption in China.

Liquidity and Capital Resources

Cash Flows (Unaudited)

The following table sets forth a summary of our cash flows for the periods indicated below:

	Six Months Ended March 31,
	2010	2009
	(in dollars)
Net cash provided by operating activities	2,398,302	2,143,481
Net cash used in investing activities	(6,706,743)	(1,534,549)
Net cash provided by (used in) financing activities	3,511,955	(17,577)
Effect of exchange rate fluctuation on cash and cash equivalents	(1,596)	25,279
Net increase in cash and cash equivalents	(798,082)	616,634
Cash and cash equivalents, beginning of period	4,439,732	5,918,414
Cash and cash equivalents, end of period	3,641,650	6,535,048

Operating Activities

Net cash provided by operating activities increased to $2,398,302 during the six months ended March 31, 2010, an increase of $254,821, or 11.9%, from net cash provided by operating activities of $2,143,481 during the six months ended March 31, 2009.  The increase is mainly attributable to a significant decrease in accounts receivable due to collections by March 31, 2010.

Investing Activities

Net cash used in investing activities increased by $5,172,194, or 337.0%, to $6,706,743 during the six months ended March 31, 2010, as compared to $1,534,549 during the six months ended March 31, 2009.  The significant increase is mainly due to the payments approximately $5.59 million to acquire the land use rights for the land lot on which the Company plans to build its regional headquarters and research and development center in Guangzhou city, China.

Financing Activities

Net cash provided by financing activities amounted to $3,511,955 during the six months ended March 31, 2010, as compared to net cash used in financing activities of $17,577 during the six months ended March 31, 2009, an absolute change of $3,529,532, resulting from an equity investment of $3.6 million made by an institutional investor during the six months ended March 31, 2010.  See “Capital Resources”.

Capital Resources

In January 2010, we sold 666,667 shares of our common stock and a warrant to purchase an additional 333,333 shares of our common stock at an exercise price of $6.75 per share to a non-U.S. institutional investor, for an aggregate purchase price for $3,600,000.   The Company received $2.24 million of the $3,600,000 purchase price in December 2009 and the remaining $1.36 million in January 2010.

On April 21, 2010, we consummated a share purchase agreement, dated April 16, 2010, between the Company and a non-U.S. institutional investor, pursuant to which the investor purchased (i) 609,557 shares of our common stock, for an aggregate purchase price of $3,000,000, and (ii) a five year warrant to purchase up to an additional 80,956 shares of our common stock at an exercise price of $6.75 per share.  We agreed to give the investor piggy-back resale registration rights in connection with the purchase, as well as a right of first refusal with respect to any new shares of common stock issued by us in connection with any future private offering.  We also agreed to grant the investor the right to equally participate in any future sale by the principal shareholders of shares in the Company to a third party.

Loan Commitments

As of March 31, 2010, the Company had outstanding  bank loan of RMB2,087,632 (approximately $305,383) from the Agriculture Bank of China, Wuhan Branch (“Agriculture Bank”). This bank loan has been continuously extended from September 2003, the original maturity date, and will be repaid when Agriculture Bank requests repayment.  The Company has been repaying the principal amount of this loan by approximately RMB20,000 (approximately $2,926) each month. Interest accrues on a monthly basis at the rate of 5.84% per annum.

As of March 31, 2010, the Company had outstanding another bank loan of RMB1,500,000 (approximately $219,423) from the Wuhan Finance Bureau (“WFB”). This loan has been continuously extended from November 2001, the original maturity date and such loan will be repaid when WFB requests repayment.  Interest accrues on a monthly basis at the rate of 5.94% per annum.

As of March 31, 2010, the Company had outstanding  loan totaling RMB4,913,089 (approximately $718,698) from Wuhan Pan-Asia Peptide Material Research Co., Ltd. (“Wuhan Pan-Asia”), an unrelated third party, under a loan facility agreement of RMB5,000,000 (approximately $731,411).  Wuhan Pan-Asia borrowed the funds to lend to the Company from Xianfeng Rural Credit Co-operative for which the Company pledged an office building as collateral. Interest on the loan is paid by the Company monthly at the rate of 0.531%. This loan matures in August 2010.

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

Obligations under Material Contracts

The capital commitments for construction of a new facility as of March 31, 2010 were approximately $2.87 million.

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

Recent Accounting Pronouncements

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not currently believe the adoption of ASU No. 2009-16 will have a material impact on the Company’s consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company is currently evaluating the impact of ASU No. 2009-17, however, the Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- "Accounting for Distributions to Shareholders with Components of Stock and Cash." The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. Adoption of this ASU is not expected to have material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 – "Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification." The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. Adoption of this ASU is not expected to have material impact on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-06 – "Improving Disclosures about Fair Value Measurements." This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact of ASU No. 2010-06, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” or ASU 2010-09. ASU 2010-09 primarily rescinds the requirement that, for listed companies, financial statements clearly disclose the date through which subsequent events have been evaluated. Subsequent events must still be evaluated through the date of financial statement issuance; however, the disclosure requirement has been removed to avoid conflicts with other SEC guidelines. ASU 2010-09 was effective immediately upon issuance and has been adopted by the Company since then.
.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Dongliang Chen, our Chief Executive Officer and Mr. Richard Liu, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, Mr. Dongliang Chen and Mr. Liu concluded that, because of the material weaknesses described in Item 4 “Controls and Procedures” on our quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2009, which we are still in the process of remediating, as of March 31, 2010, our disclosure controls and procedures were not effective.  Investors are directed to Item 4 of our quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2009 for the description of these weaknesses.

Changes in Internal Control over Financial Reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2009, the management concluded that: (1) we lacked qualified resources to perform our internal audit functions properly and that we have not yet fully developed the scope and effectiveness of our internal audit function; (2) we lacked an audit committee within our board to oversee the financial reporting pursuant to US GAAP and the SEC's rules and regulations; and (3) our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to US GAAP and the SEC's rules and regulations.

The Company has already taken measures to remediate these material weaknesses by seeking an additional financial reporting and accounting staff member with relevant accounting experience, skills and knowledge in the preparation of financial statements in accordance with of U.S. GAAP and financial reporting disclosure requirements under SEC rules.  The Company’s first step in this regard is the recent appointment of Mr. Richard Liu as Chief Financial Officer by our Board of Directors. Mr. Liu is an experienced professional in the field of financial reporting and other related areas, from the commencement of his career as an accounting professional at Arthur Andersen, LLP, through to his service as CFO for China Energy Recovery, Inc., a clean technology and alternative energy company listed on the OTCBB.  Mr. Liu holds an MBA degree from UCLA and obtained his B.E. degree from Shanghai Jiao Tong University in China.  Mr. Liu is also a member of the Chinese Institute of Certified Public Accountants (CICPA). The Company believes that Mr. Liu brings the sufficient accounting skills and experience necessary to enable us to implement and reinforce a rigorous process for collecting and reviewing information required for the preparation of the financial statement, and help us fulfill our public accounting obligations according to US GAAP and the SEC’s rules and regulations.

In April 2010, the Company engaged a professional consulting firm experienced in handling compliance with the requirements of the Sarbanes-Oxley Act of 2002 with respect to internal control over financial reporting in order to assist the Company with improving its internal controls and meet the requirements of Sarbanes-Oxley Act of 2002. In the meantime, the Company has been searching and negotiating with several qualified candidates to serve as the audit committee members so as to establish an audit committee within the Board of Directors of the Company.  The Company is also in the process of establishing an internal audit function and will continue to hire more experienced personnel with expertise in U.S. public company financial reporting.

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 21, 2010, we consummated a share purchase agreement, dated April 16, 2010, between the Company and an Institutional Investor, pursuant to which the Investor purchased (i) 609,557 shares of our common stock, for an aggregate purchase price of $3,000,000, or $4.92 per share, and (ii) a five year warrant to purchase up to an additional 80,956 shares of our common stock at an exercise price of $6.75 per share.  We agreed to give the Investor piggy-back resale registration rights in connection with the purchase, as well as a right of first refusal with respect to any new shares of common stock issued by us in connection with any future private offering.  We also agreed to grant the Investor the right to equally participate in any future sale by the principal shareholders of shares in the Company to a third party. For additional information about such sale, see our Current Report on Form 8-K filed with the SEC on April 21, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

We have no information to include that was required to be but was not disclosed in a report on Form 8-K during the period covered by this Form 10-Q. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

(a) Exhibits

Exhibit Number	Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA POLYPEPTIDE GROUP, INC.

Date: May 17, 2010	By:	/s/ Dongliang Chen
Name: Dongliang Chen
Title: Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Richard Liu
Name: Richard Liu
Title: Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002