Form 10-Q
period 2010-06-30
China Polypeptide Group, Inc.
filed 2010-08-16
CIK 1435530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares outstanding of the registrant's common stock as of August 16, 2010:

11,299,224 shares of Common Stock, $0.0001 par value per share

TABLE OF CONTENTS

China  Polypeptide Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	September 30,
	2010	2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,072,995	$4,439,732
Accounts receivable, net	5,736,947	14,666,836
Inventories, net	722,355	970,685
Prepayments and other receivables	6,214,020	5,404,943
Amounts due from staff	8,193,360	5,460,867
Deferred tax assets	264,324	277,335
Other assets	412,309	411,824
Total Current Assets	30,616,310	31,632,222

Property, plant and equipment, net	11,078,668	6,943,440
Investment in equity affiliates	230,658	254,286
Land use rights, net	281,284	280,953
Deposit for land use rights	6,344,917	440,100
Goodwill	113,926	113,792
	$48,665,763	$39,664,793
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,973,780	$573,401
Accrued expenses and other liabilities	1,662,005	2,449,129
Taxes payable	4,581,463	6,404,040
Short-term loans	516,993	566,262
Deferred revenue	1,594,143	3,928,804
Amounts due to related parties	439,927	7,097,865
Total Current Liabilities	10,768,311	21,019,501
Shareholders’ equity
Common stock: 120,000,000 shares authorized, $0.0001 par value, 11,299,224 shares and 8,800,000 shares issued and outstanding as of June 30, 2010 and September 30, 2009, respectively	1,130	880
Additional paid-in capital	13,658,600	638,404
Deferred compensation	(42,389)	-
Unappropriated retained earnings	22,121,511	16,842,439
Appropriated retained earnings	2,055,924	1,144,448
Accumulated other comprehensive income	102,676	19,121
Total Shareholders’ Equity	37,897,452	18,645,292
	$48,665,763	$39,664,793

See notes to consolidated financial statements.

China  Polypeptide Group, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$11,560,788	$8,402,819	$25,664,457	$25,272,971
Cost of sales	685,905	313,903	1,782,788	1,597,977

Gross profit	10,874,883	8,088,916	23,881,669	23,674,994

Operating expenses
Selling and administrative expenses	6,820,092	6,020,038	16,213,354	15,022,666

Operating income	4,054,791	2,068,878	7,668,315	8,652,328

Other income (expense)
Interest expense, net	(27,904)	(19,510)	(63,968)	(41,636)
Equity in (loss)/gain in affiliates	(7,362)	(6,843)	(23,835)	11,544
Other operating income (expense)	(30,300)	426,319	(10,653)	431,359
	(65,566)	399,966	(98,456)	401,267
Income before income tax expense	3,989,225	2,468,844	7,569,859	9,053,595

Income tax expense	906,963	748,673	1,379,311	2,474,763

Net income	3,082,262	1,720,171	6,190,548	6,578,832

Other comprehensive income
Foreign currency translation gain (loss)	158,903	(2,049)	83,555	31,088

Comprehensive income	$3,241,165	$1,718,122	$6,274,103	$6,609,920

Earnings per share
Basic and diluted	$0.276	$0.195	$0.595	$0.748

Weighted average number of common shares outstanding:
Basic and diluted	11,163,767	8,800,000	10,401,417	8,800,000

See notes to consolidated financial statements.

China  Polypeptide Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	June 30,
	2010	2009
Cash flow from operating activities
Net income	$6,190,548	$6,578,832
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	285,871	234,587
Bad debts provision	172,502	38,586
Amortization of stock-based compensation	31,860	-
(Gain) Loss on investment in associates	23,835	(11,544)
Changes in operating assets and liabilities
Accounts receivable	8,738,019	(3,584,416)
Inventories	248,506	230,510
Prepayments and other receivables	(797,701)	(3,994,899)
Amount due from staff	(2,715,450)	-
Other assets	13,286	(31,619)
Accounts payable	1,394,259	(76,673)
Accrued expenses and other current liabilities	(3,109,344)	(392,923)
Taxes payable	(1,823,016)	2,578,186
Net cash provided by operating activities	8,653,175	1,568,627

Cash flow from investing activities
Purchases of property, plant and equipment	(3,504,819)	(77,711)
Disposal of property, plant and equipment	(14,229)	-
Cash paid for construction in progress	(877,812)	(2,660)
Cash paid to acquire land use right	(5,881,337)	(1,465,309)
Net cash used in investing activities	(10,278,197)	(1,545,680)

Cash flow from financing activities
Proceeds from private placements	6,320,144	-
Repayment of related parties loans	(44,126)	-
Repayment of short-term bank loans	(49,743)	(26,376)
Net cash provided by (used in) financing activities	6,226,275	(26,376)

Effect of exchange rate fluctuation on cash and cash equivalents	32,010	25,285
Net increase in cash and cash equivalents	4,633,263	21,856
Cash and cash equivalents, beginning of period	4,439,732	5,918,414
Cash and cash equivalents, end of period	$9,072,995	$5,940,270

Supplemental disclosure of cash flow information:
Income taxes paid	$3,125,237	$554,309
Interest paid	$31,607	$75,878

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

Under United States Generally Accepted Accounting Principles (“US GAAP”), the Exchange is treated as a reverse acquisition, and the financial statements of the Company have been retroactively adjusted to reflect the Exchange from the beginning of the reported period. The Exchange has been accounted for as a reverse acquisition and recapitalization of the Company whereby Cantix is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The historical financial statements for the periods prior to November 13, 2009 are those of Cantix except that the equity section and earnings per share have been retroactively restated to reflect the Exchange. To more accurately reflect its current business post the Exchange, on December 1, 2009, the Company changed its name to China Polypeptide Group, Inc.

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

Wuhan Tallyho Biological Product Co., Limited (“Wuhan Tallyho”) was founded on December 2, 1996 in the People Republic of China (the “PRC”) with a paid-in capital of $5,854,361 (RMB40,230,000) and has been engaged in research, production and sales of polypeptide-based health products and anti-aging food.

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

On November 5, 2007, Moneyeasy entered into an agreement to acquire all the equity of Wuhan Tallyho. Since Cantix, Moneyeasy and Wuhan Tallyho were controlled by the same ultimate individual, these companies were deemed to be under common control and the assets and liabilities were transferred at their carrying amounts for business acquisition. This transaction was completed on December 26, 2007 and Wuhan Tallyho became a wholly owned subsidiary of Moneyeasy and Cantix. The cash consideration was paid in October, 2009.

On December 18, 2007, Moneyeasy entered into another agreement to acquire all the equity of Anti-aging. The transaction was completed on January 3, 2008 and Anti-aging became a wholly owned subsidiary of Moneyeasy and Cantix.  The relevant cash consideration was paid in July, 2009.

Upon completion of the acquisitions, Moneyeasy controls two wholly owned subsidiaries, Wuhan Tallyho and Anti-aging. CPGI, Cantix, Moneyeasy, Wuhan Tallyho, Guangdong Hopsun and Anti-aging are collectively hereinafter referred to as the “Company”.

Note 2 - Summary of Significant Accounting Policies and Practices

(a)   Basis of Presentation

The unaudited interim consolidated financial statements (“consolidated financial statements”) for the three and nine months ended June 30, 2010 and 2009 include the financial statements of CPGI, Cantix, Moneyeasy and its subsidiaries, Wuhan Tallyho, Anti-aging and Guangdong Hopsun, the subsidiary of Wuhan Tallyho, which have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation.  The interim financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s audited consolidated financial statements on Form 8-K/A for the fiscal year ended September 30, 2009, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of consolidated financial position as of June 30, 2010, consolidated results of operations, and cash flows for the nine months ended June 30, 2010 and 2009, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

(d) Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company does not have any off-balance-sheet credit exposure related to its customers. As of June 30, 2010 and September 30, 2009, $893,358 and $717,451 allowances for doubtful accounts were provided respectively.

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

(f) Other Receivables

As needed for normal business purposes, the Company advances predetermined amounts based upon internal policy to certain employees and unrelated parties to ensure certain transactions to be performed in a timely manner. The Company has full oversight and control over the advanced accounts. As of June 30, 2010 and September 30, 2009, $52,442 and $54,263 allowances for doubtful accounts were provided respectively (note 7).

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

(h)  Land Use Rights

Land use rights represent payments for the rights to use certain parcels of land for a certain period of time in the PRC. Land use rights are carried at cost and charged to expense on a straight-line basis over the period the rights are granted, i.e., 50 years.

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

There were no impairments of long-lived assets as of June 30, 2010 and September 30, 2009.

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

(k) Goodwill

Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have definite lives are amortized over their useful lives. Goodwill and indefinite lived intangible assets are subject to impairment testing annually as of the fiscal year-end or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable, using the guidance and criteria described in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“ASC Topic 350”). This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value.  There were no impairments of goodwill as of June 30, 2010 and September 30, 2009.

(l)  Statutory Surplus Reserve

In accordance with the Company Law of the PRC, Wuhan Tallyho, Guangdong Hopsun and Anti-aging are required to set aside 10% of its income after income taxes in accordance with the PRC accounting regulations to the statutory surplus reserve until the balance reaches 50% of its registered capital, whether further appropriation will be at the directors’ recommendation. As of June 30, 2010 and September 30, 2009, $2,055,924 and $1,144,448 were provided for statutory surplus reserve.

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

(n) Research and Development Costs

Research and development costs are expensed as incurred.  These expenses consist of the costs of the Company’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to $205,552 and $201,956 for the nine months ended June 30, 2010 and 2009, and $86,158 and $47,133 for the three months ended June 30, 2010 and 2009, respectively.

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

The exchange rates applied are as follows:

	June 30, 2010	September 30, 2009
Period (year) end RMB exchange rate	6.8086	6.8166
Average RMB exchange rate – period (year)	6.8352	6.8236

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

(s) Recently Issued Accounting Pronouncements

In April 2010, the FASB issued an authoritative pronouncement, ASU 2010-13, on effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity's functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The pronouncement clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition, and therefore should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement is for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected companies will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

In April 2010, the FASB issued Update No. 2010-17, or ASU 2010-17, Revenue Recognition—Milestone Method, which updates the guidance currently included under topic 605, Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

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

The top four third-party customers accounted for approximately 9.0% of the consolidated revenues for the nine months ended June 30, 2010 and the top two third-party customers accounted for approximately 16.1% of the consolidated revenues for the nine months ended June 30, 2009. The top seven third-party customers accounted for 91.9% of the accounts receivable as of June 30, 2010 and the top seven third-party customers accounted for 91.0% of the accounts receivable as of September 30, 2009.

Note 4 – Earnings per Share

The Company reports earnings per share in accordance with the provisions of SFAS 128, “Earnings per Share” (“ASC Topic 260”).  ASC Topic 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The following is a reconciliation of the basic and diluted earnings per share computations for the nine and three months ended June 30, 2010 and 2009:

	2010	2009
For the nine months ended June 30, 2010 and 2009	unaudited	unaudited

Net income for basic and diluted earnings per share	$6,190,548	$6,578,832

Weighted average number of common shares outstanding – basic and diluted	10,401,417	8,800,000

Earnings per share – basic and diluted	$0.595	$0.748

	2010	2009
For the three months ended June 30, 2010 and 2009	unaudited	unaudited

Net income for basic and diluted earnings per share	$3,082,262	$1,720,171

Weighted average number of common shares outstanding – basic and diluted	11,163,767	8,800,000

Earnings per share - basic and diluted	$0.276	$0.195

Note 5 - Accounts Receivable

	June 30, 2010	September 30, 2009
	unaudited
Accounts receivable	$6,630,305	$15,384,287
Allowance for doubtful accounts	(893,358)	(717,451)
	$5,736,947	$14,666,836

The movement of allowance for doubtful accounts for the nine months ended June 30, 2010 and 2009 is as follows:

	2010	2009
Allowance for doubtful accounts, September 30, 2009/2008	$717,451	$117,365
Addition	198,135	-
Reduction	(23,755)	(4,623)
Translation adjustment	1,527	533
Allowance for doubtful accounts, June 30, 2010/2009	$893,358	$113,275

Note 6 – Inventories

	June 30, 2010	September 30, 2009
	unaudited
Raw materials	$118,178	$159,523
Work in progress	257,743	145,145
Finished goods	393,835	706,657
Low-value consumables and packaging materials	109,417	115,993
	879,173	1,127,318
Allowance for inventory obsolescence	(156,818)	(156,633)
	$722,355	$970,685

Note 7 - Prepayments and Other Receivables

	June 30, 2010	September 30, 2009
	unaudited
Other receivables	$1,552,165	$995,284
Advance to suppliers	701,725	456,079
ERA Bio-Technology (Shenzhen) Co., Ltd. (a)	4,012,572	4,007,843
	6,266,462	5,459,206
Allowance for doubtful accounts	(52,442)	(54,263)
	$6,214,020	$5,404,943

(a)
As of June 30, 2010, the Company had an outstanding loan balance of $4,012,572 (RMB27,320,000), in aggregate, to ERA Bio-Technology (Shenzhen) Co., Ltd. (“ERA Biotech”).  $2,276,533 (RMB15,500,000) of such loans was due on August 11, 2009 and was extended to July 28, 2010 on July 28, 2009. The $1,736,040 (RMB11,820,000) balance of such loans matured on June 9, 2010. Such loans are guaranteed by a majority shareholder of ERA Biotech. The Company has entered into a non-binding letter of intent with ERA Biotech to convert such loans into shares of ERA Biotech (note 24).

Note 8 – Amounts Due from Staff

Amounts due from staff represent various advances to certain employees for business purposes and receivables from sales managers due to the cash collected from customers by sales managers. Amounts due from staff amounted to $8,193,360 and $5,460,867 as of June 30, 2010 and September 30, 2009, respectively.

Note 9 – Property, Plant and Equipment

	June 30, 2010	September 30, 2009
	unaudited
Buildings	$2,404,992	$2,263,059
Machinery and equipment	1,102,135	629,806
Furniture and office equipment	443,270	294,680
Motor vehicles	683,107	629,661
	4,633,504	3,817,206
Accumulated depreciation	(1,552,263)	(1,274,766)
	3,081,241	2,542,440
Construction in progress	7,997,427	4,401,000
	$11,078,668	$6,943,440

A building owned by the Company with net book value of $1,044,092 (RMB7,108,806) was pledged by the Company to Xianfeng Rural Credit Co-operative of Wuhan for a loan of $734,365 (RMB5,000,000), borrowed by Wuhan Pan-Asia Peptide Material Research Co. Limited (“Wuhan Pan-Asia”), an unrelated third party. Wuhan Pan-Asia entered into an agreement with the Company for a loan facility of $734,365(RMB5,000,000) to the Company in exchange for the pledge. As of June 30, 2010, the Company borrowed a total of $563,186 (RMB3,834,509) from Wuhan Pan-Asia (note 16).

Depreciation expense for the nine months ended June 30, 2010 and 2009 was $285,871 and $234,587, respectively. Depreciation expense for the three months ended June 30, 2010 and 2009 was $86,428 and $74,604, respectively.

As of June 30, 2010, the construction of a new factory located in Wuhan, Hubei Province, the PRC, to which the construction in progress is related, is expected to be completed by October 2010 upon final assessment (note 22).

Note 10 - Land Use Rights

As of June 30, 2010, land use rights of the Company included certain parcels of land located in Wuhan City, Hubei Province, the PRC, with a net carrying value of $281,284. The land use rights for land with area of approximately 11,208 square meters and 7,947 square meters which will expire in November 2048 and January 2059 respectively.

Note 11 – Deposit for Land Use Rights

Deposit for land use rights represents the payments that are paid to the government to secure the land use rights of the land lots in Guangzhou Science Park for future regional headquarters and research and development center purpose and in Wuhan for future manufacturing facility expansion. The Company has paid deposit for land use rights, in aggregate, $6,344,917 and $440,100 as of June 30, 2010 and September 30, 2009, respectively. The relevant certificates of land use right are to be issued, and if not, such amount will be refunded.

Note 12 – Investment in Equity Affiliates

As of June 30, 2010, the Company’s investment in affiliates accounted for based on the equity method of accounting represented 40% interest in Wuhan Hopsun Biological Product Inspection Co., Limited (“Wuhan Hopsun”), which engages in biotechnological health products testing including Wuhan Tallyho’s products.

The investments in Wuhan Hopsun amounted to $230,658 and $254,286 at June 30, 2010 and September 30, 2009, respectively, which includes the Company’s share of accumulated losses in this affiliate of $23,835 for the nine months ended June 30, 2010 and a gain of $11,544 for the same period in 2009.

Note 13 - Other Assets

Other assets represented equipment held for sale. The Company acted as a guarantor for an original loan amount of $412,309 (RMB2,807,250) borrowed by Wuhan Sanrong Company Limited (“Wuhan Sanrong”) from Agriculture Bank of China in 2001. The loan was secured with elevators that belonged to Wuhan Sanrong at that time. Wuhan Sanrong encountered some cash flow difficulties and the bank requested that the Company take over the loan. The loan including the collateral was taken over by the Company in September 2002. These assets are held for disposal and are carried at lower of carrying value or fair value less cost to sell.

Wuhan Sanrong was a former shareholder of Wuhan Tallyho and ceased to be a shareholder on March 28, 2001.

Note 14 - Short-term Loans

	Interest rate per	June 30, 2010		September 30, 2009
Lender	annum	RMB	USD	RMB	USD
		Unaudited
Agriculture Bank of China
The term of the loan has expired in September 2003 (note 13)	5.84%	2,020,000	296,683	2,360,000	346,211

Wuhan Finance Bureau
The term of the loan has expired in November 2001	5.94%	1,500,000	220,310	1,500,000	220,051

Total bank loans		3,520,000	516,993	3,860,000	566,262

Short-term loans represent those short-term loans from financial institutions. The term of the loan from Agriculture Bank of China and Wuhan Finance Bureau expired in 2003 and 2001; however, the lenders have not demanded repayment. Interest accrued on a monthly basis base on the contractual rate.

The interest expenses for the nine months ended June 30, 2010 and 2009 were $63,340 and $75,878, respectively.  The interest expenses for the three months ended June 30, 2010 and 2009 were $21,018 and $26,588, respectively.  The interest expenses also include those related to the loan from Wuhan Pan-Asia, an unrelated party (note 16).

Note 15 – Deferred Revenue

Deferred revenue represents the sales related to the products delivered to the third-party wholesalers or distributors for which collectability could not be reasonably assured. As of June 30, 2010 and September 30, 2009, deferred revenue amounted to $1,594,143 and $3,928,804, respectively.

Note 16 - Accrued Expenses and Other Liabilities

	June 30, 2010	September 30, 2009
	unaudited
Advance from customers	$16,387	$3,738
Accrued payroll	91,935	87,891
Accrued expense	207,934	134,146
Other payables
– Wuhan Pan-Asia (a)	563,186	679,223
– Guangzhou Shunfa Garment Factory	-	564,428
– Wuhan Xinwang Investment Management Company	386,532	386,077
– Malaysia Phoenix Company	117,190	117,052
Others	278,841	476,574
	$1,662,005	$2,449,129

(a)
As of June 30, 2010, the Company had an outstanding  loan totaling RMB3,834,509 (approximately $563,186) from Wuhan Pan-Asia, an unrelated third party, under a loan facility agreement of RMB5,000,000 (approximately $734,365).  Wuhan Pan-Asia borrowed the funds to lend to the Company from Xianfeng Rural Credit Co-operative for which the Company pledged an office building as collateral (note 9). Interest on the loan is paid by the Company monthly at the rate of 0.531% (note 14). This loan matures in August 2010 and will be renewed as necessary.

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

Moneyeasy, incorporated in Hong Kong, is subject to a corporate income tax rate of 16.5%. The PRC entities are subject to the PRC Enterprises Income Tax at the applicable tax rates on the taxable income.

Wuhan Tallyho, registered in the City of Wuhan in the PRC, is subject to the applicable income tax rate of 25% for the nine month periods ended June 30, 2010 and 2009.

Guangdong Hopsun, registered in the City of Guangzhou in the PRC, is subject to the Enterprise Income Tax rate of 25% for the nine months ended June 30, 2009. Guangdong Hopsun has passed all necessary examinations and was certified as a high technological enterprise by relevant governmental authorities in December 2009. According to the PRC income tax law, a certified high technological enterprise can be subject to a preferential Enterprise Income Tax rate of 15%.

Wuhan Anti-Aging, registered in the City of Wuhan in the PRC, is subject to the Enterprise Income Tax rate of 25%. Wuhan Anti-Aging incurred a net operating loss of $77,789 for the nine month periods ended June 30, 2010 which may be carried forward for 5 years to reduce future years’ taxable income. Management believes that the realization of the benefits arising from this loss appear to be remote due to the research and development nature of Wuhan Anti-Aging’s operation and its continuing losses for PRC income tax purpose.

	June 30,	September 30,
	2010	2009
	unaudited
VAT payable	$2,975,632	$2,629,954
Income tax payable	1,393,310	3,569,913
Other taxes payable	212,521	204,173
	$4,581,463	$6,404,040

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

The Company and its subsidiaries file tax returns with the relevant government authorities in the PRC. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of ASC Topic 740, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor were any interest expense recognized for the nine months ended June 30, 2010 and 2009.

Deferred tax relates to depreciation difference of fixed assets and provision of assets.

Note 18 - Related Party Transactions

The transactions with the following entities and individuals were made in the ordinary course of business and were negotiated on an arm’s length basis.  A summary of balances and transactions with related parties is as follows:

	June 30, 2010	September 30, 2009
	unaudited
Due to related parties
Wuhan Hopsun Biological Products Inspection Company Limited	$439,927	$450,642
Xiu Chio Fa	-	898,275
Former equity holders of Wuhan Tallyho (a)	-	5,748,948
	$439,927	$7,097,865

(a)
Pursuant to an acquisition agreement between Moneyeasy and the former equity holders of Wuhan Tallyho on November 5, 2007, Moneyeasy acquired 100% of Wuhan Tallyho’s shares with a total consideration of $5,854,361(RMB40,230,000). The balance was settled as of December 31, 2009.

The balances due to related companies were interest free, unsecured and had no fixed term of repayment.

Note 19 - Advertising

The Company expenses all advertising costs as incurred. The advertising cost for the nine months ended June 30, 2010 and 2009 was 21,946 and $22,643, respectively.

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

Note 21 - Operating Lease Commitments

The Company leases office block, workshop and warehouses under operating leases. The leases typically run for an initial period of one year, with an option to renew the lease after that date at which time all terms are renegotiated.  The lease includes contingent rentals.  There were no significant operating lease commitment as of June 30, 2010 and September 30, 2009. Rental expenses under these leases aggregated $94,376 and $84,321 for the nine months ended June 30, 2010 and 2009 and $29,522 and $27,184 for the three months ended June 30, 2010 and 2009.

Note 22 - Capital Commitments

Capital commitments for construction of a new factory (note 9) were approximately $1.47 million as recognized in accounts payable as of June 30, 2010 which may be adjusted according the final assessment and approximately $8.98 million combined with that for the purchase of the land use right as of September 30, 2009.

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

On April 21, 2010, as the result of closing of an investment with gross proceeds of $3,000,000 pursuant to a Share Purchase Agreement dated as of April 16, 2010, the Company issued (i) 609,557 shares of common stock, par value U.S. $.0001 per share, and (ii) a 5 year warrant to purchase up to an additional 80,956 shares of Common Stock at an exercise price of U.S. $6.75 per share to the investor. The net proceeds is $2,761,070 after deducting commissions and other closing expenses.

Warrant

The Company issued a 5 year warrant to purchase up to an additional 333,333 shares of Common Stock at an exercise price of $6.75 per share on January 8, 2010 and a 5 year warrant to purchase up to an additional 80,956 shares of Common Stock at an exercise price of $6.75 per share on April 21, 2010 (see above for details) at which the fair value of the warrant was estimated using the Black-Scholes option–pricing model.

The following table summarizes the assumptions used in the Black-Scholes option–pricing model when calculating the fair value of the warrant:

Number of Shares Underlying the Warrant Valued	Expected Life (Years)	Exercise Price	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
333,333	2	$6.75	125%	-	0.96%	$1,051,434
80,956	2	6.75	125%	-	1.03%	$225,505

Due to the limited trading history of the Company’s common stock, the Company used a similar public company's (similar industry, similar size and similar length of operations) market prices to calculate the volatility which was estimated to be 125%.

Following is a summary of the warrant activity:

Outstanding as of October 1, 2009	-
Granted	414,289
Forfeited	-
Exercised	-
Outstanding as of June 30, 2010	414,289

Note 24 - Subsequent Events

As of August 16, 2010, which is the consolidated financial statements issuance date, Management identified the following subsequent event:

On August 11, 2010, the Company entered into a non-binding letter of intent with ERA Biotech, to convert the Company’s loan receivable balance of $4,012,572 (RMB27,320,000) with them as of June 30, 2010 into a certain percentage of ERA Biotech’s shares, to be agreed upon by the Company and ERA Biotech in a future definitive agreement, following the completion of a financial due diligence review of ERA Biotech.  The Company expects to complete the financial due diligence process by December 2010.  As the details will be subject to further negotiation, there is a contingency that both parties might not reach a final agreement. Based on management best estimation, the possibility of not reaching an agreement for the transaction is less than probable as of August 16, 2010.

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

Throughout this report, we have converted RMB to USD as follows:

June 30, 2010
Balance sheet	RMB 6.8086 to US$1.00
Statement of income and comprehensive income	RMB 6.8352 to US$1.00
June 30, 2009
Balance sheet	RMB 6.8259 to US$1.00
Statement of income and comprehensive income	RMB 6.8245 to US$1.00

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

Our products are primarily manufactured in our 16,477 square meters production facilities located in the Hannan Economic Development Zone in Wuhan, China.  Our products currently being marketed and sold in China have been tested and approved by the applicable Chinese governmental hygiene and safety agencies, including by the local bureaus of the Ministry of Health and the State Food and Drug Administration.  Our research and development efforts are conducted at our facilities in Wuhan, China.

We believe that we are one of the few companies in our industry with competitive prices and high quality of diversified nutritional products combined with excellent customer service.  We believe that we are one of the largest companies in China focusing on the development and production of functional peptide nutritional products.

Our common stock is eligible for quotation on Over-the-Counter Bulletin Board under the trading symbol of “CHPN.”

Recent Developments

On August 11, 2010, we entered into a non-binding letter of intent with ERA Bio-Technology (Shenzhen) Co., Ltd., or ERA Biotech, to convert our loan receivable balance of $4,012,572 (RMB27,320,000) as of June 30, 2010 with them into a certain percentage of ERA Biotech’s shares, to be agreed upon by the Company and ERA Biotech in a future definitive agreement, following the completion of a financial due diligence review of ERA Biotech.  We expect to complete the financial due diligence process by December 2010.  As the details will be subject to further negotiation, there is a contingency that both parties might not reach a final agreement. Based on management best estimation, the possibility of not reaching an agreement for the transaction is less than probable as of August 16, 2010.

Results of Operations

The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenues.

Comparison of Three Months Ended June 30, 2010 and 2009 (Unaudited)

	Three Months Ended June 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues

	(in dollars, except percentages)

REVENUES	11,560,788	100.0%	8,402,819	100.0%

COST OF SALES	685,905	5.9%	313,903	3.7%

GROSS PROFIT	10,874,883	94.1%	8,088,916	96.3%

SELLING AND ADMINISTRATIVES EXPENSES	6,820,092	59.0%	6,020,038	71.6%

OPERATING INCOME	4,054,791	35.1%	2,068,878	24.6%

OTHER INCOME (EXPENSE)
Interest expense, net	(27,904)	-0.2%	(19,510)	-0.2%
Equity in (loss) in affiliates	(7,362)	-0.1%	(6,843)	-0.1%
Other operating income (expense)	(30,300)	-0.3%	426,319	5.1%

INCOME BEFORE INCOME TAX EXPENSE	3,989,225	34.5%	2,468,844	29.4%

INCOME TAX EXPENSE	906,963	7.8%	748,673	8.9%

NET INCOME	3,082,262	26.7%	1,720,171	20.5%

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	158,903	1.4%	(2,049)	0.0%

COMPREHENSIVE INCOME	3,241,165	28.0%	1,718,122	20.4%

Revenues. Revenues for the three months ended June 30, 2010 increased $3,157,969, or 37.6%, to $11,560,788, from $8,402,819 for the three months ended June 30, 2009. The increase is mainly attributable to our increased sales efforts during the quarter ended June 30, 2010.

Cost of Sales. Cost of sales for the three months ended June 30, 2010 totaled $685,905, or approximately 5.9% of revenues, compared to $313,903, or approximately 3.7% of revenues, for the three months ended June 30, 2009, an increase of $372,002 or 118.5% from period to period.  The increase is mainly attributable to an increase in prices of raw materials and overhead costs during the 2010 period. Given the overall market inflation expectation in China, especially for those agricultural products which are the main raw materials for our products, management expects that the prices of our raw materials will continue to increase in 2010. We expect that the inflationary impact, if any, on our results of operations will be minimal given our historical high gross margin.

Gross Profit. Gross profit for the three months ended June 30, 2010 increased $2,785,967, or 34.4%, to $10,874,883, from $8,088,916 for the three months ended June 30, 2009.  The respective gross margins are 94.1% and 96.3% for the three months ended June 30, 2010 and 2009.  The increase in the value of gross profit in the 2010 period is mainly due to the increase of revenues.  The decrease in gross margin is mainly due to the increase of cost of sales.

Selling and Administrative Expenses. Selling and administrative expenses for the three months ended June 30, 2010 totaled $6,820,092, or approximately 59% of revenues, compared to $6,020,038, or approximately 71.6% of revenues, for the same period in 2009, an increase of $800,054 or 13.3% from period to period.   Selling and administrative expenses increased together with the increase in revenues for the three months ended March 31, 2010, as compared to the same period in 2009.  However, its rate of increase of 13.3% is lower than that of revenues, i.e., 37.6%, in the same period, as a result of certain sales efficiency improvement measures which we undertook during the 2010 period, such as holding sales events at self sales locations, where feasible, instead of renting third-party locations which would incur extra expenses.

Operating Income. Operating income amounted to $4,054,791, or approximately 35.1% of revenues, for the three months ended June 30, 2010, as compared to $2,068,878, or approximately 24.6% of revenues, for the three months ended June 30, 2009, an increase of $1,985,913 or 96.0% from period to period. The increase in operating income is mainly attributable to the increase in revenues and sales efficiency improvement measures that helped save selling expenses in the same period in 2010.

Interest Expense. Net interest expense for the three months ended June 30, 2010 increased $8,394, or 43.0%, to $27,904, as compared to interest expense of $19,510 for the three months ended June 30, 2009. The increase in interest expense is due to the increase in funds borrowed by us from Wuhan Pan-Asia (as defined below), an unrelated third party, as disclosed under “Liquidity and Capital Resources – Loan Commitments”.

Equity in (Loss) in Affiliates. The equity in loss in affiliates for the three months ended June 30, 2010 amounted to $7,362, an increase of $519, as compared to the equity in loss in affiliates of $6,843 for the three months ended June 30, 2009. The increase is due to the increase in the net loss of an affiliate company in which the Company has a 40% equity interest, thus using the equity method to account for such an investment.

Other Operating Income (Expense). Other operating expense was $30,300 for the three months ended June 30, 2010, as compared to other operating income of $426,319 for the three months ended June 30, 2009, an absolute change of $456,619. The change is mainly attributable to the income of $468,899 earned from transferring the technical know-how of certain of our products specifically developed for a third party health food distributor during the quarter ended June 30, 2009.

Income before Income Tax Expense. Income before income tax expense was $3,989,225, or approximately 34.5% of revenues, for the three months ended June 30, 2010, as compared to $2,468,844, or approximately 29.4% of revenues, for the three months ended June 30, 2009, an increase of $1,520,381 or 61.6%. The increase in income before income tax expense is mainly attributable to the increase of revenues and sales efficiency improvement measures that helped save selling expenses in the same period in 2010.

Net Income. Net income amounted to $3,082,262, or approximately 26.7% of revenues, for the three months ended June 30, 2010, as compared to $1,720,171, or approximately 20.5% of revenues, for the three months ended June 30, 2009, an increase of $1,362,091 or 79.2%.  The increase in net income is mainly attributable to increased revenues with selling and administrative expenses increased at a lower rate as a result of sales efficiency improvement measures that helped save selling expenses during the 2010 period. Although no assurance can be given, management believes that our revenues and net income will continue to grow in future periods resulting from, among other factors, growing market demands for anti-aging nutritional supplements, health food and functional food products, our increased sales and marketing efforts after the restructuring of our sales offices, our newly added manufacturing capacity to meet such increasing demands, our expansion into other high margin peptide-based product categories as well as improved economic conditions and the government’s stimulus measures focusing on stimulating consumption in China.

Comparison of Nine Months Ended June 30, 2010 and 2009 (Unaudited)

	Nine Months Ended June 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues

	(in dollars, except percentages)

REVENUES	25,664,457	100.0%	25,272,971	100.0%

COST OF SALES	1,782,788	6.9%	1,597,977	6.3%

GROSS PROFIT	23,881,669	93.1%	23,674,994	93.7%

SELLING AND ADMINISTRATIVES EXPENSES	16,213,354	63.2%	15,022,666	59.4%

OPERATING INCOME	7,668,315	29.9%	8,652,328	34.2%

OTHER INCOME (EXPENSE)
Interest expense, net	(63,968)	-0.2%	(41,636)	-0.2%
Equity in (loss)/gain in affiliates	(23,835)	-0.1%	11,544	0.0%
Other operating income (loss)	(10,653)	0.0%	431,359	1.7%

INCOME BEFORE INCOME TAX EXPENSE	7,569,859	29.5%	9,053,595	35.8%

INCOME TAX EXPENSE	1,379,311	5.4%	2,474,763	9.8%

NET INCOME	6,190,548	24.1%	6,578,832	26.0%

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	83,555	0.3%	31,088	0.1%

COMPREHENSIVE INCOME	6,274,103	24.4%	6,609,920	26.2%

Revenues. Revenues for the nine months ended June 30, 2010 increased by $391,486, or 1.5%, to $25,664,457, from $25,272,971 for the nine months ended June 30, 2009. The increase is mainly attributable to our increased sales efforts during the quarter ended June 30, 2010 that increased the revenues in the current quarter while revenues for the previous six month period decreased year-over-year.

Cost of Sales. Cost of sales for the nine months ended June 30, 2010 totaled $1,782,788, or approximately 6.9% of revenues, compared to $1,597,977, or approximately 6.3% of revenues, for the nine months ended June 30, 2009, an increase of $184,811, or 11.6%.  The increase is mainly attributable to increase in prices of raw materials and overhead costs during the 2010 period. Given the overall market inflation expectation in China, especially for those agricultural products that are the main raw materials for our products, management expects that the prices of our raw materials will continue to increase in 2010. We expect that the inflationary impact, if any, on our results of operations will be minimal given our historical high gross margin.

Gross Profit. Gross profit for the nine months ended June 30, 2010 increased $206,675, or 0.9%, to $23,881,669, as compared to $23,674,994 for the nine months ended June 30, 2009.  The respective gross margins are 93.1% and 93.7% for the nine months ended June 30, 2010 and 2009.  The slight increase in gross profit is mainly due to the slightly increased revenues in the 2010 period.

Selling and Administrative Expenses. Selling and administrative expenses for the nine months ended June 30, 2010 totaled $16,213,354, or approximately 63.2% of revenues, compared to $15,022,666, or approximately 59.4% of revenues, for the same period in 2009, an increase of $1,190,688, or 7.9%.  The increase is mainly attributable to (a) the increase of selling expenses, (b) the increase in professional expenses related to public company operations, and (c) the increase of bad debt allowance provided for accounts receivable.   Selling expenses amounted to $13,476,133 during the nine months ended June 30, 2010, as compared to $13,146,571 in the same period of 2009, an increase of $329,562 or 2.5%, which is in line with the increase of sales revenues in the period.  The Company incurred $526,401 in professional expenses related to the public company operations during the nine months ended June 30, 2010, as compared to $41,439 incurred during the same period in 2009 before the reverse merger closed in November 2009, an increase of $484,962 or 1,170.3%.  The bad debt allowance provided for accounts receivable during the nine months ended June 30, 2010 was $174,380, as compared to $4,623 recovered bad debts in the same period of 2009, an absolute change of $179,003.

Operating Income. Operating income amounted to $7,668,315, or approximately 29.9% of revenues, for the nine months ended June 30, 2010, as compared to $8,652,328, or approximately 34.2% of revenues, for the nine months ended June 30, 2009, a decrease of $984,013, or 11.4%. The decrease in operating income is mainly due to the fact that revenues were rather flat while selling and administrative expenses increased.

Interest Expense. Net interest expense totaled $63,968 for the nine months ended June 30, 2010, as compared to net interest expense of $41,636 for the nine months ended June 30, 2009, an increase of $22,332, or 53.6%.  The increase in interest expense is due to the increase in funds borrowed by us from Wuhan Pan Asia (as defined below), an unrelated third party, as disclosed under “Liquidity and Capital Resources – Loan Commitments”.

Equity in (Loss)/Gain in Affiliates. The equity in loss in affiliates amounted to $23,835 for the nine months ended June 30, 2010, as compared to the equity in gain in affiliates of $11,544 for the nine months ended June 30, 2009, an absolute change of $35,379.  The change is due to the increase in the net loss of an affiliate company in which the Company has a 40% equity interest, thus using the equity method to account for such an investment.

Other Operating Income (Expense). Other operating expense was $10,653 for the nine months ended June 30, 2010, as compared to other operating income of $431,359 for the nine months ended June 30, 2009, an absolute change of $442,012. The change is mainly attributable to the income of $468,899 earned from transferring the technical know-how of certain of our products specifically developed for a third party health food distributor during the quarter ended June 30, 2009.

Income before Income Tax Expense. Income before income tax expense was $7,569,859, or approximately 29.5% of revenues, for the nine months ended June 30, 2010, as compared to $9,053,595, or approximately 35.8% of revenues, for the nine months ended June 30, 2009, a decrease of $1,483,736, or 16.4%. The decrease in income before income tax expense is mainly attributable to the increase of selling and administrative expenses and the decrease of other operating income while gross profit was rather flat.

Net Income. Net income amounted to $6,190,548, or approximately 24.1% of revenues, for the nine months ended June 30, 2010, as compared to $6,578,832, or approximately 26.0% of revenues, for the nine months ended June 30, 2009, a decrease of $388,284 or 5.9%. The decrease in net income is mainly attributable to the increase of selling and administrative expenses and the decrease of other operating income while gross profit was rather flat.  Although no assurance can be given, management believes that our revenues and net income would continue to grow in future periods resulting from, among other factors, growing market demands for anti-aging nutritional supplements, health food and functional food products, our increased sales and marketing efforts after the restructuring of our sales offices, our newly added manufacturing capacity to meet such increasing demands, our expansion into other high margin peptide-based product categories as well as improved economic conditions and the government’s stimulus measures focusing on stimulating consumption in China.

Liquidity and Capital Resources

Cash Flows (Unaudited)

The following table sets forth a summary of our cash flows for the periods indicated below:

	Nine Months Ended June 30,
	2010	2009
	(in dollars)

Net cash provided by operating activities	8,653,175	1,568,627
Net cash used in investing activities	(10,278,197)	(1,545,680)
Net cash provided by (used in) financing activities	6,226,275	(26,376)
Effect of exchange rate fluctuation on cash and cash equivalents	32,010	25,285
Net increase in cash and cash equivalents	4,633,263	21,856
Cash and cash equivalents, beginning of period	4,439,732	5,918,414
Cash and cash equivalents, end of period	9,072,995	5,940,270

Operating Activities

Net cash provided by operating activities increased to $8,653,175 during the nine months ended June 30, 2010, an increase of $7,084,548, or 451.6%, from net cash provided by operating activities of $1,568,627 during the nine months ended June 30, 2009.  The increase is mainly attributable to a significant decrease in accounts receivable due to collections by June 30, 2010.

Investing Activities

Net cash used in investing activities increased by $8,732,517, or 565.0%, to $10,278,197 during the nine months ended June 30, 2010, as compared to $1,545,680 during the nine months ended June 30, 2009.  The significant increase is mainly due to (a) the increase of approximately $3.5 million in construction in progress for the current new factory construction in Wuhan, China, and (b) the payments of approximately $5.9 million to acquire the land use rights for the land lot on which the Company plans to build its regional headquarters and research and development center in Guangzhou, China and that in Wuhan, China reserved for further manufacturing capacity expansion.

Financing Activities

Net cash provided by financing activities amounted to $6,226,275 during the nine months ended June 30, 2010, as compared to net cash used in financing activities of $26,376 during the nine months ended June 30, 2009, an absolute change of $6,252,651, resulting from two equity investments with net proceeds, in aggregate, of $6.36 million made by two institutional investors during the nine months ended June 30, 2010. See “Capital Resources”.

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

On April 21, 2010, we consummated a share purchase agreement, dated April 16, 2010, between the Company and a non-U.S. institutional investor, pursuant to which the investor purchased (i) 609,557 shares of our common stock, for an aggregate purchase price of $3,000,000, and (ii) a five year warrant to purchase up to an additional 80,956 shares of our common stock at an exercise price of $6.75 per share.  We agreed to give the investor piggy-back resale registration rights in connection with the purchase, as well as a right of first refusal with respect to any new shares of common stock issued by us in connection with any future private offering.  We also agreed to grant the investor the right to equally participate in any future sale by the principal shareholders of shares in the Company to a third party. The net proceeds is approximately $2.76 million after deducting commissions and other closing expenses.

Loan Commitments

As of June 30, 2010, the Company had the following outstanding bank loans:

•
The Company had an outstanding bank loan of RMB2,020,000 (approximately $296,683) from the Agriculture Bank of China, Wuhan Branch (“Agriculture Bank”). This bank loan has been continuously extended from September 2003, the original maturity date, and will be repaid when Agriculture Bank requests repayment.  The Company has been repaying the principal amount of this loan with payments of RMB20,000 (approximately $2,926) each month. Interest accrues on a monthly basis at the rate of 5.84% per annum.

•
The Company had an outstanding bank loan of RMB1,500,000 (approximately $220,310) from the Wuhan Finance Bureau (“WFB”). This loan has been continuously extended from November 2001, the original maturity date, and such loan will be repaid when WFB requests repayment.  Interest accrues on a monthly basis at the rate of 5.94% per annum.

•
The Company had an outstanding  loan totaling RMB3,834,509 (approximately $563,186) from Wuhan Pan-Asia Peptide Material Research Co., Ltd. (“Wuhan Pan-Asia”), an unrelated third party, under a loan facility agreement of RMB5,000,000 (approximately $734,365).  Wuhan Pan-Asia borrowed the funds to lend to the Company, from time to time, from Xianfeng Rural Credit Co-operative (“Xianfeng”) for which the Company pledged an office building as collateral. Interest on the loan is paid by the Company monthly at the rate of 6.37% per annum. This loan matures in August 2010 and the Company has been in negotiations with Wuhan Pan-Asia and Xianfeng for renewal of the loan.

We believe that we will require additional capital to finance any future manufacturing expansion, market channel expansion, changes in our business plan or other future capital intensive developments, including any investments or acquisitions we may decide to pursue. To the extent it becomes necessary to raise additional capital, we may seek to raise it through the sale of debt and/or equity securities, funding from joint-venture or strategic partners, institutional debt financing or loans, or a combination of the foregoing. Other than as described above, we currently do not have any binding commitments for, or readily available sources of, additional financing. If we decide to pursue any of the above projects, we cannot provide any assurances that we will be able to secure the additional cash or working capital we may require to implement such project now or in the future, or if we do, the terms thereof.

We believe that our currently available funds, funds from operations and available financing is sufficient for us to continue our operations as presently conducted for at least the next twelve (12) months.

Obligations under Material Contracts

The capital commitments for construction of a new facility as of June 30, 2010 were approximately $1.47 million.

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

Foreign Currency Translation

The accompanying financial statements are presented in United States dollars. The functional currency of the PRC operating subsidiaries of Cantix is Renminbi (“RMB”).  The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Recent Accounting Pronouncements

In April 2010, the FASB issued an authoritative pronouncement, ASU 2010-13, on effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity's functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The pronouncement clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition, and therefore should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement is for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected companies will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

In April 2010, the FASB issued Update No. 2010-17, or ASU 2010-17, Revenue Recognition—Milestone Method, which updates the guidance currently included under topic 605, Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Dongliang Chen, our Chief Executive Officer and Mr. Richard Liu, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, Mr. Chen and Mr. Liu concluded that, because of the material weaknesses described in Item 4 “Controls and Procedures” on our quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2009, which we are still in the process of remediating, as of June 30, 2010, our disclosure controls and procedures were not effective.  Investors are directed to Item 4 of our quarterly report on Form 10-Q for the fiscal quarter ended December 31, 2009 for the description of these weaknesses.

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

The Company has already taken measures to remediate these material weaknesses by seeking additional financial reporting and accounting staff members with relevant accounting experience, skills and knowledge in the preparation of financial statements in accordance with of U.S. GAAP and financial reporting disclosure requirements under SEC rules.  The Company’s first step in this regard is the recent appointment of Mr. Richard Liu as Chief Financial Officer by our Board of Directors. Mr. Liu is an experienced professional in the field of financial reporting and other related areas from a public accounting professional to financial executive of U.S. listed companies.  Mr. Liu holds an MBA degree from UCLA and obtained his B.E. degree from Shanghai Jiao Tong University in China.  Mr. Liu is also a member of the Chinese Institute of Certified Public Accountants (CICPA). The Company believes that Mr. Liu brings the sufficient accounting skills and experience necessary to enable us to implement and reinforce a rigorous process for collecting and reviewing information required for the preparation of the financial statement, and help us fulfill our public accounting obligations according to US GAAP and the SEC’s rules and regulations.

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

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse impact on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business.

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

None.

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

CHINA POLYPEPTIDE GROUP, INC.

Date: August 16, 2010	By:	/s/ Dongliang Chen
Name: Dongliang Chen
Title: Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Richard Liu
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