Form 10-K
period 2010-09-30
China Polypeptide Group, Inc.
filed 2011-01-13
CIK 1435530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: September 30, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-151148

CHINA POLYPEPTIDE GROUP, INC.

 (Exact name of registrant as specified in its charter)

Delaware	20-8731646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 11 Jiangda Road
Jianghan Economic Development Zone
Wuhan 430023
People’s Republic of China

 (Address of principal executive offices)

(86) 27 8351-8396

  (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

As of March 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing price of such shares as quoted on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority) was approximately $207,863. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were a total of 11,939,967 shares of the registrant’s common stock outstanding as of January 12, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CHINA POLYPEPTIDE GROUP, INC.

Annual Report on FORM 10-K
For the Fiscal Year Ended September 30, 2010

TABLE OF CONTENTS

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” included herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of any of these forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. We are under no duty to update any of these forward-looking statements after the date of this report to conform our prior statements to actual results or revised expectations.

Use of Terms

Except as otherwise indicated by the context, references in this report to:

•
“Company,” “we,” “us” and “our” are to the combined business of China Polypeptide Group, Inc., a Delaware corporation, and its subsidiaries: Cantix, Moneyeasy, Tallyho, Wuhan Anti-Aging, Hopsun and Xingpu;

•	“Cantix” are to our wholly-owned direct subsidiary, Cantix International Limited, a British Virgin Islands limited company;

•	“Moneyeasy” are to our wholly-owned indirect subsidiary, Moneyeasy Industries Limited, a Hong Kong limited company;

•	“Tallyho” are to our wholly-owned indirect subsidiary, Wuhan Tallyho Biological Product Co., Ltd., a PRC limited company;

•	“Wuhan Anti-Aging” or “Anti-Aging” are to our wholly-owned indirect subsidiary, Wuhan Polypeptide Anti-Aging Research & Development Co., Ltd., a PRC limited company;

•	“Hopsun” are to our wholly-owned indirect subsidiary, Guangdong Hopsun Polypeptide Biological Technology Co., Ltd., a PRC limited company;

•	“Xingpu” are to our variable interest entity (VIE) indirect subsidiary, Guangdong Xingpu Polypeptide Research Co., Ltd., a PRC limited company;

•	“SEC” are to the United States Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended, and “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

•	“China,” “Chinese” and “PRC” are to People’s Republic of China;

•	“BVI” are to the British Virgin Islands;

•	“Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

•	“RMB” are to Renminbi, the legal currency of China; and

•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States.

PART I

ITEM 1.	BUSINESS.

Overview

Through our operating subsidiaries in China, we are engaged in the research, development, production and sale of polypeptide-based nutritional supplements, health foods, functional foods, nutricosmetics products and other related health and wellness products. We believe we are one of the leading providers of polypeptide-based health and wellness products in China.

Polypeptides are small molecular structures consisting of 10-50 amino acids and have been found to have high nutritional value and support body functions such as regulating immunological functions. We focus on enzyme engineering in order to produce micromolecular protein structures in the form of certain functional peptides for use as nutritional ingredients, additives and supplements. We have developed over 70 different types of polypeptide-based nutritional products. Our key products include Polypeptide Protein Powder, which has been approved by the PRC State Food and Drug Administration, or SFDA, and Shenguo Polypeptide Capsules, which has been approved by the relevant health administration authority of Hubei province and is in the process of gaining SFDA approval. Other functional polypeptide-based nutritional supplement products include lipid lowering soy peptide products. These products are manufactured using our proprietary processing methods.

We believe that, in China and internationally, we are one of the few companies that have combined strong research and development capabilities, modernized manufacturing facilities, a series of high quality diversified nutritional products, superior customer services and competitive prices for polypeptide-based products. According to the Polypeptide Industry Competitive Landscape and Investment Strategy Research Report (2009-2012) by the Chinese Industry Consulting Network, we are one of the largest companies focusing on developing, producing and marketing polypeptide-based products in China.

Our products are primarily manufactured in our owned and operated production facilities located on 16,477 square meters of land in the Hannan Economic Development Zone in Wuhan, China which are planned to be further expanded. Some of our nutritional supplements and personal care products are manufactured for us through contractual relationships with other manufacturing companies, in accordance with our own proprietary formulations. Our products currently being marketed and sold in China have been tested and approved by the relevant Chinese governmental hygiene and safety agencies such as the local bureaus of Ministry of Health and the SFDA, where necessary. Our research and development efforts are conducted in three different R&D centers from basic peptide research to anti-aging focused applied research and related product development in Wuhan, China.

Our products are sold to customers both in China and internationally, with China currently being the primary market, through a combined network of sales personnel in our headquarters and throughout our branch sales offices in 15 provinces in China, wholesalers, distributors and private labeled partners.

History and Corporate Structure

China Polypeptide Group, Inc., formerly known as Hamptons Extreme, Inc., was incorporated under the laws of the State of Delaware in March 2007. The Company was formed to engage in the design, manufacturing, distribution and marketing of surfboards and related equipment. Prior to the reverse acquisition described below, the Company was considered to be a development stage company with no material assets or operations and had generated no revenues since its inception.

On July 28, 2008, China Polypeptide Group, Ltd., or CPG, our former parent company, completed a reverse acquisition transaction through a share exchange with Ablepeak International Limited, or Ablepeak, a British Virgin Islands company, and Cantix, whereby CPG issued 55,487,956 shares of its common stock to Ablepeak in exchange for all of the issued and outstanding capital stock of Cantix. Cantix thereby became CPG’s wholly-owned subsidiary and Ablepeak became CPG’s controlling stockholder.

On November 13, 2009, we completed a reverse acquisition of Cantix whereby we issued to CPG 1,100,000 shares of our common stock, constituting approximately 88% of our then issued and outstanding shares of common stock, in exchange for all of the issued and outstanding capital stock of Cantix. Cantix thereby became our wholly-owned subsidiary and its four direct and indirect subsidiaries, Moneyeasy, Tallyho, Wuhan Anti-Aging and Hopsun, became our indirect subsidiaries. As a result of the reverse acquisition, our principal business became the business of Cantix, which, through its PRC-based indirect operating subsidiaries, Tallyho, Hopsun and Wuhan Anti-Aging, engages in the research and development, manufacturing, sales and marketing of polypeptide-based nutritional supplements and health foods.

Cantix was incorporated in the BVI as a startup stage company on January 29, 2007. Moneyeasy is a Hong Kong business organization that was incorporated as a startup stage company on August 25, 2006. Tallyho was organized under the laws of the PRC on November 28, 1996 under the name of Wuhan Xinrongxin Biological Product Co., Ltd. The name was changed to its current name on January 6, 1999. Tallyho’s scope of business includes research and development, production and sale of biological and nutritional supplements. Tallyho’s business license is valid through December 24, 2037. Wuhan Anti-Aging was organized under the laws of the PRC on June 27, 2007. Its primary business is research and development of protein and polypeptide anti-aging biological products, sales and distribution of developed products. Wuhan Anti-Aging’s business license is valid through June 13, 2037.

On November 5, 2007, Moneyeasy entered into an equity purchase agreement to acquire all the equity interest of Tallyho for RMB 40,230,000 (approximately $5,854,361). An Approval for Establishment of Enterprise with Investments from Taiwan, Hong Kong, Macao and Overseas Chinese was issued by the People’s Government of Wuhan Municipality on November 27, 2007, in connection with Moneyeasy’s acquisition of Tallyho. The transaction was also approved by the Wuhan City Bureau of Commerce, subject to the PRC Regulations on Merger with and Acquisition of Domestic Enterprises by Foreign Investors, which require the equity interest transfer price to be paid in full by a date certain (July 26, 2008), or in the absence of such express date, within one (1) year commencing from the issuance of the new business license. On March 25, 2008, a renewed Business License was issued by the Wuhan Administration for Industry and Commerce, and Tallyho was converted into a wholly foreign owned enterprise.

On December 18, 2007, Moneyeasy entered into another equity purchase agreement to acquire all the capital of Wuhan Anti-Aging for RMB 8,000,000 (approximately $1,045,246). Wuhan Anti-Aging received the Certificate of Approval issued by the People’s Government of Wuhan Municipality on December 29, 2007, and a renewed Business License from the Wuhan Administration for Industry and Commerce on January 3, 2008. The acquisition was approved by the Wuhan City Bureau of Commerce, subject to the PRC Regulations on Merger with and Acquisition of Domestic Enterprises by Foreign Investors. In this case, the Wuhan City Bureau of Commerce did not specify an exact date on which the full purchase price was to be paid for the transferred equity. As such, Moneyeasy was not required to pay the full purchase price under the agreement for one (1) year, commencing from the issue of the new business license (i.e. January 2, 2009). By October 30, 2009, Moneyeasy had paid the full purchase price.

On November 13, 2007, Tallyho established its operating PRC subsidiary, Hopsun and contributed RMB 14,000,000 (approximately $2,008,227). Hopsun specializes in service-based sales of health and anti-aging products.

Effective September 28, 2010, Hopsun entered into a series of contractual arrangements with Xingpu and its shareholders, Mr. Dongliang Chen, the Company’s Chief Executive Officer and Board Chairman, and Mr. Shengfan Yan, the Company’s President and Director, pursuant to which Xingpu became the Company’s variable interest entity, or VIE. The VIE agreements include an exclusive business cooperation agreement, through which Hopsun has the right to advise, consult with, manage and operate Xingpu, and to collect fees based on its profits. Xingpu's shareholders have also granted their voting rights over Xingpu to Hopsun. In order to further reinforce Hopsun's rights to control and operate Xingpu, Xingpu and its shareholders have granted Hopsun the exclusive right and option to acquire all of their equity interests in Xingpu. Further, Xingpu’s shareholders have pledged all of their rights, titles and interests in Xingpu to Hopsun. In accordance with Accounting Standards Codification (“ASC”) Topic 810 and its related subtopics (formerly FASB Interpretation No. 46R, Consolidation of Variable Interest Entities), Xingpu is now a VIE of the Company and the Company is the primary beneficiary of Xingpu through Hopsun.

Xingpu is a development stage company established on March 2, 2010. Its registered capital is RMB 200,000,000 (approximately $29,255,164), of which RMB 40,000,000 (approximately $5,851,033) was contributed as of September 30, 2010. Xinpu’s current purpose is to develop the Company’s regional headquarters and its research and development center. The shareholders of Xingpu each hold a 50% equity interest in Xingpu.

The following chart reflects our organizational structure as of the date of this annual report:

Our Industry

Our products are targeted for use in the anti-aging and health and wellness markets and specifically, the nutraceutical (or the nutritional supplements) market, the cosmetics market and other healthcare markets with a primary geographical focus in China.

China’s Economy

Despite the global economic downturn and fluctuation, China’s economy has outpaced the economy of many other countries and has seen a GDP growth rate of 8.7% for 2009. According to the latest statistics, China’s economic growth was 10.6% during the first 9 months of 2010 and according to a quarterly update report issued by the World Bank in November 2010, China’s annual economic growth is expected to reach 10% for 2010, fuelled by a transformed growth model featuring less government-led investment, a recovery in exports and solid domestic consumption. The Chinese government has put increasing emphasis on domestic consumption to support further economic growth and recognized it as an import area for economic transformation. China’s retail sales in 2009 rose 16.9% in real terms, adjusted for inflation, to approximately US$1.84 trillion and continued to grow 18.3% year over year during the first 9 months of 2010. As a result of the continued economic growth, the disposal incomes of Chinese people have kept rising and the wealthy population has been increasing. We believe that this has led to increasing awareness of the quality of living and health and driven the demand for the types of products that we develop and offer.

The Anti-aging Market

We believe that, in view of the world demographic trends, anti-aging products and services have become one of the most important and fastest growing areas across the medical, cosmetic, nutraceutical and other related industries.

According to a report by the United Nations, the number of seniors over 65 years old has been increasing at an annual rate of 2.5% in recent years. Statistics and predictions from the World Health Organization estimate that the elderly population will reach two billion by 2050. According to the China National Committee for Aging, an inter-ministry aging matter focused agency under the State Council of China, the number of seniors over 60 years old reached 167 million by the end of 2009, representing more than 12% in the total population of China. At an annual growth rate of more than 3% in recent years, China has become the country with the largest aging population in the world.

A nationwide nutrition and health status survey conducted by the Ministry of Health of China which was issued in October 2004 disclosed that the number of residents in China with chronic non-communicable diseases had been rising rapidly as a result of unhealthy lifestyle. For example, the prevalence of hypertension was increasing and the number of hypertension patients amounted to over 160 million patients, an increase of 31% compared to that of 1991 when the last same nationwide survey was conducted. The report also showed that chronic diseases replaced infectious diseases as a major cause of death of residence in China. The chronic non-communicable diseases are aging effects. The trends of younger people getting such diseases has also led to increasing anti-aging needs among middle-aged or even young people in China in recent years.

We believe that due to lifestyle changes, deterioration of the environment, increasing life expectancy of Chinese citizens, increasing awareness of quality of life and health, the demands for anti-aging products such as nutritional supplements, health foods and cosmetics products, are growing in China. Such trends have the following characteristics:

a)	expansion from wealthy population to massive population;
b)	expansion from aging people to younger people;
c)	extension from traditional products to new technology products;
d)	migration of focus from post-disease medical treatments to preventive treatments; and
e)	change from primary medicine taking to nutritional adjustments both inside and outside the body.

The Nutraceutical (or Nutritional Supplements) Market

According to the China Health Care Association, or CHCA, a national association under the Ministry of Health of China, a nutraceutical market research report released at the Natural Products Expo West held in Anaheim, California in March 2010, estimated the size of the nutraceutical market in China to reach US$13.4 billion in 2009. As a result, China has exceed Japan to be the second largest country market, following the U.S. Further, pursuant to other releases of CHCA, it is estimated that the annual growth rate of health supplement consumption by Chinese people in recent years lies between 15% and 30%, much higher than the growth in developed countries.

Based on our review of the experience of other developed countries, when per capita GDP reaches $1,500 to $3,000, the nutraceutical industry will emerge and closely follow the country’s economic growth. China’s per capita GDP exceeded $3,000 in 2008 to reach $3,260 and amounted to approximately $3,500 in 2009. The nutraceutical industry in China has entered into a fast growing stage. Based on the current growth rate, it is estimated that by 2010, there would be almost 20 cities of an aggregate 100 million in population with per capita GDP exceeding $10,000. With increasing awareness of living and health quality and the growing level of disposable income, people in these Chinese cities and other high income regions present a very appealing market for nutraceutical companies such as ours. We believe that we will be competitive in this market due to our unique competitive advantages and our offering of quality products that are favored by the market.

The Cosmetic Market

The cosmetics products industry has been one of the fastest growing industries in China. According to an investment analysis and forecast report on the Chinese cosmetics market issued by Chinese Investment Consultants, a leading Chinese industry research institution, in 2008, the sales of the cosmetics market increased annually by more than 20% in the past 10 years. It is expected that the annual sales of cosmetics products would amount to approximately RMB 80 billion with an annual growth of 8.9% in 2010 and reach approximately RMB 110 billion in 2015 with an average annual growth 6.22%.

We believe collagen products will be a major growth segment within the cosmetics market in China in the next few years. According to a market research report on collagen in China, it is forecasted that consumption of collagen products in China will grow as fast as 20% annually. Taiwan pioneers mainland China in using collagen products with annual consumption of more than NT40 billion ($1.24 billion). We believe that collagen-based nutricosmetics products that contain small molecular weight collagen, such as Collagen Tripeptide, or CTP, will stand out from other collagen products in such a trend. We have developed our proprietary CTP technology and built one of the largest state-of-the-art CTP production facilities in Asia to capitalize this market opportunity.

Our Competitive Strengths

We believe that our competitive strengths include the following:

•
Advanced polypeptide technology and research and development capabilities. We have been researching and developing polypeptides since 1996. Our core research team’s polypeptide research experience averages over 20 years. We believe we are one of the leading companies developing polypeptide technologies in China. For example, our company was the main institution appointed to set the first peptide-related national standard, i.e., “Soy Peptides Powder” (GB/T22492-2008) issued by the General Administration of Quality Supervision, Inspection and Quarantine of China and the National Standardization Administration of China. In addition, the Collagen Tripeptide project conducted by our Company won Second Prize at the Governmental Science and Technology Award given by the Wuhan Municipal Government in December 2008, and the Polypeptide Beauty-slimming Capsule product developed by our Company won the Technology Advancement Award in October 2003 by the Organization Committee of the Third China International Healthcare Festival. Our Research Center of Peptide Materials, Anti-aging Research & Development Center and Applied Research Center of Polypeptide-based Functional Food and Cosmetic have gathered excellent researchers and scientists in the respective research areas. We have three patents of invention and have applied for an additional twelve patents with State Intellectual Property Office of The PRC.

•
Experience in the production of functional peptides. Unlike our competitors, which offer soy and animal based peptide products, we provide a wide range of functional peptide products that are extracted from many different natural protein ingredients with our proprietary bio-engineering technologies. Functional polypeptides create functional proteins which shape themselves in stable, distinctive and discrete structure to perform specific functions in the body. We believe our technologies and know-how in the production of functional peptides allow us to produce products that provide more body regulating and enhancement functions for consumers of varying age groups and different health needs. We have developed over 70 kinds of functional polypeptide products, which provide a variety of benefits such as basic nutrition, health-care and anti-aging benefits.

•
Well known brand names. We believe that two of our trademarks, “Tallyho” and “Puzhongren” have achieved strong name recognition in local markets. The provinces of Hubei and Guangdong issued us certificates recognizing these two brands as “famous brands.” We believe that recognition of “Tallyho” and “Puzhongren” brand names helps drive the sales of our products and facilitates acceptance and market penetration of our new products. In order to protect and enhance our “Tallyho” and “Puzhongren” brand names, we rely on stringent quality control and our ongoing marketing, advertising and public relations efforts and continue to stress the quality, safety and innovativeness of our products. We believe that brand awareness in our target markets and dedicated distribution channels, will enable us to leverage goodwill from our brands into future growth.

•
Proven and stable management team. Our management team has a proven track record of successful management and has a great deal of experience in the nutritional supplement and anti-aging industry and business development. Our management team is led by Dongliang Chen, who became our Chief Executive Officer in November, 2009, after spending thirteen years with one of our subsidiaries, Tallyho, where he most recently served as the Chairman of the Board and Chief Executive Officer. Mr. Chen is the inventor of two key patents, and the author of a number of science and biology educational books on polypeptides. Since joining our Company, Mr. Chen has assembled a team of experienced executives, including: Mr. Shengfan Yan, our President, who has worked in the nutritional supplements and related industries in China for over 15 years and has abundant experience in sales and marketing of nutraceutical products; Mr. Richard Liu, our Chief Financial Officer, who has over 12 years of experience in accounting and financial management, including financial executive experience with publicly-traded companies; Ms. Lirong Hu, our Treasurer, who brings more than 25 years of accounting and financial management experience to the Company; Mr. Jun Li, our Company Secretary, who brings over 15 years of corporate and business development experience in nutritional supplements and food industries in China. Our core management and operation team at our operating subsidiaries have been stable and working together for over 8 years.

•
Integrated sales channel. We have a diversified sales network that allows us to effectively market our products and services to our customers. Our sales and marketing teams currently consist of approximately 256 full-time employees and over 300 part-time employees. We sell our end-consumer products at our community shops or customer service stations and we usually organize events or seminars at which we provide complimentary nutrition and anti-aging consultation. Our sales offices, community shops and customer service stations are strategically located in densely populated residential areas, within or near local shopping destinations or in other easy access locations. Our customers place orders for our products with our own sales staff at our sales locations and we deliver the products directly to them or purchase them at our community shops. Our sales network currently covers 15 provinces in China. We also use third-party distributors to sell our end-consumer products to the selected local markets. In addition, we leverage on our strong research and product capabilities to develop and sell polypeptide ingredients and semi-final products to other nutraceutical, food and cosmetics companies under the OEM/ODM model, which we referred to as Project Sales.

•
Productive technology equipment and the advantage of processing technique. Our products are produced in our own production facilities using modern production lines, techniques and equipment. Our production facilities are Good Manufacturing Practice, or GMP, certified for manufacturing health foods and have the ISO 9001:2000 quality management system certification and the Hazard Analysis and Critical Control Point, or HACCP, food safety certification. We believe that our production facilities are satisfactory for our current production needs but we are preparing to increase capacity in the future.

Our Growth Strategy

We are committed to growing our business in the coming years. We will implement the following strategic plans to take advantage of industry opportunities and our competitive strengths:

•
Enhance marking efforts. We plan to enhance our marketing and promotional campaigns and increase advertisements to strengthen the market awareness of our brands through both traditional and online media. We also plan to leverage on more innovative and efficient marketing partners to expand our market reach, especially for our new products targeted at the middle-aged to youth markets. We intend to position ourselves as the market thought leader in the polypeptide product category in China and plan to expand into new overseas markets for functional polypeptide products.

•
Introduce new products. We plan to develop new polypeptide technologies and products according to our market intelligence feedbacks, supported by our strong research and product development capabilities, with a focus on products with anti-aging functions that could maintain the health of the middle and old aged people, ameliorate age related disease and improve life quality, and the products that delay senility of skin and body, maintain vigor of the middle aged and the youth. We also plan to develop new prevalent nutraceutical and nutricosmetics products from our proprietary functional peptide ingredients such as Collagen Tripeptide, skin longevity factor peptide, corn peptide, etc. targeted at the middle-aged to youth markets.

•
Further expand our distribution network to increase the prevalence of our products. We plan to continue to enhance and expand our service-based sales network, in both existing and new regional markets, and the third-party distributor network in selected local markets which are not adequately covered by our own sales force. We plan to convert and expand selected community shops or customer service stations into exclusive shops at highly populated locations to gain additional sales growth points. We also plan to expand the existing sales network of functional polypeptide ingredients and OEM/ODM products to supply to more major nutraceutical, food and cosmetics partners.

In addition to our organic growth strategies, we also intend to support and accelerate our growth through acquisitions of potential target companies with complementary strengths which can create synergies with our existing operations, product offerings and technologies.

Our Products

We have developed over 70 different types of polypeptide-based nutritional products. Our key products include Polypeptide Protein Powder, which has been approved by the SFDA, and Shenguo Polypeptide Capsules, which has been approved by the relevant health administration authority of Hubei province and is in the process of gaining SFDA approval. Other functional polypeptide-based nutritional supplement products include lipid lowering soy peptide products. These products are manufactured using our proprietary processing methods.

Polypeptides are small molecular structures consisting of 10-50 amino acids that have been found to have nutritional value and support body functions such as regulating immunological functions. We focus on enzyme engineering in order to produce micromolecular protein structures in the form of certain functional peptides for use as nutritional ingredients, additives and supplements.

Research studies conducted by scientists at Hanyang University in Korea, the University of Milan and the University of California (Davis), found that soy protein peptide extracted from certain soybeans could inhibit the growth of metastatic tumor cells, that the addition of soy protein to the diet could have the effect of lowering total cholesterol concentrations in the body, and that soybean peptide may prevent cancer from occurring in cultured cells and animals. Polypeptide can be extracted from the tissues and organs of animals and plants and processed in powder, capsule/tablet or injection form for internal use, or as creams and lotions for topical use. Our polypeptide-based products are produced in powder, capsule/tablet and liquid forms. Different combination of polypeptides may be combined with other nutritional factors to form different products with different benefits.

We have built our reputation on developing formulas that blend the best of nature with innovative techniques from nutrition science, to appeal to the growing base of consumers desiring a healthier lifestyle and seeking differentiated nutritional supplement and health food products. Our products are manufactured using our proprietary processing methods.

Our products can be divided into three (3) categories according to their service target and functional features: (i) Functional Peptide Ingredients Products; (ii) Polypeptide-based Healthy Foods and (iii) Polypeptide-based Special Nutritional Foods.

Functional Peptide Ingredient Products

Functional peptide ingredient products are peptide-based ingredients which perform certain physiological functions including regulating immunological functions, reducing cholesterol, etc. We produce twelve (12) different functional peptide ingredient products that we supply to other food, nutritional supplement, medicine and cosmetics manufacturers. Our functional peptide ingredient products are used in a variety of products ranging from nutritional supplements to skincare products.

Polypeptide-based Health Foods

Polypeptide-based health foods are edible products with specific health care functions. Included in this category is one of our key products, Polypeptide Protein Powder. These products are verified, approved and licensed by SFDA. We produce three polypeptide-based health food products and mainly sell them under our own brands primarily through Hopsun’s nationwide sales network.

The following is a brief description of our domestic polypeptide health food products:

•	PZR Protein Powder, which is marketed as a supplement to strengthen the immune system;
•	Tallyho Ziqing Soft Capsule, which is marketed as a supplement to aid in the regulation of blood fat; and Anya Taihe Slimming Capsule, which is marketed as a weight management supplement.

Polypeptide-based Special Nutritional Foods

Polypeptide-based special nutritional foods are edible products with what we believe to have special nutritional features which we develop for sale either directly to consumers or to other nutraceutical distributors and marketers under an OEM/ODM arrangement. Included in this category are some of our other key products, Shenguo (Holy Fruit) Polypeptide Capsule, Hebaisui (Crane Longevity) Polypeptide Tablet, Yanbaimei (All Charming Beauty) Polypeptide Tablet. We produce over sixty different polypeptide-based special nutritional food products. Certain of these products are sold under our own brands through Hopsun’s nationwide sales network. We also sell these off-the-shelf products with our formula and standards to other healthy food or nutraceutical companies, most of which are primarily distribution or marketing companies with little development and manufacturing capacities, under an ODM arrangement. In addition, we also utilize the traditional OEM model to manufacture specific products according to formula and the standards provided to us by our customers.

We are developing orally administrated skin care and anti-aging nutritional products, or nutricosmetics products, targeted at middle aged and young customers based on new polypeptide ingredients such as Collagen Tripeptide, or CTP, which is becoming very popular as a nutricosmetics supplement among young and middle aged women in China and Asia.

Manufacturing

Our products are primarily manufactured in our owned and operated production facilities on a 16,477 square meter site located in the Hannan Economic Development Zone, Wuhan City, Hubei Province, China. Upon the full commissioning of our newly built start-of-the-art facilities in July 2010, we have a designated production capacity of 1,000 tons of protein powder per annum, a Collagen Tripeptide designated production capacity of 300 tons of polypeptide ingredient per annum, a designated production capacity of 300 million of capsule/tablet per annum. We are planning for further expansion of our manufacturing capabilities for CTP ingredient and oral liquid form products to meet the increasing market demands in the next few years. Our production facilities are GMP certified for manufacturing health foods and have the ISO 9001:2000 quality management system certification and the HACCP food safety certification.

Some of our nutritional supplements and personal care products are manufactured for us through contractual relationships with other manufacturing companies, in accordance with our own proprietary formulations. We work closely with such production facilities in an effort to achieve the highest quality standards and product availability.

Raw Materials and Suppliers

Raw materials for our products come from natural animal and vegetable proteins. For example, collagen peptides and Collagen Tripeptides are extracted from marine fish such as tilapia, soybean polypeptide products come from soybeans, albumin polypeptide comes from eggs, and peanut peptides and corn peptides are taken from peanuts and corn.

Raw materials used in our products and our product packing materials are developed in accordance with established criteria, including national standards, industry standards, and enterprise standards. For products to be exported, international standards must be followed.

Our suppliers of raw materials and packing materials must provide us with the following certificates of qualifications: production licenses, sanitary licenses and other necessary certificates issued by relevant governmental authorities, product quality standards, product test reports and certificates of conformance of products.

Personnel from our quality control department check all incoming raw materials against specifications provided by the producers. Both the raw materials and its packaging are inspected, and after this inspection, raw materials are sampled according to national standards on sampling and are sent to our center test room. Visual inspection, physical, chemical and hygiene tests are conducted according to relevant standards. We submit items we are unable to test to national test institutions for testing. Raw materials that fail testing are returned to the suppliers and if we return a supplier’s raw materials twice, they are no longer used by us.

We currently maintain a sufficient supply of main raw materials for approximately seven days of production. Prices for some of our key input materials, such as soybean, eggs, herbs and packaging materials are increasing. However, we are confident we can offset these increases with our cost reduction programs and by raising the prices of our products.

The table below lists as of September 30, 2010, the suppliers who supply more than 5% of our products, raw materials and services, showing the cumulative dollar amount of raw materials purchased from them during the 2010 fiscal year, and the percentage of raw materials purchased from each supplier as compared to procurement of all raw materials.

Rank	Supplier	Cumulative Amount Purchased (USD)	Percentage of Total Purchases
1	Shandong Linyi Shansong Biological Product Co., Ltd.	507,483	38%
2	Hubei Shenzhou Scientific, Industrial and Trading Development Co., Ltd.	145,420	9%
3	Shenzhen Jiuzhou Penda Can Manufactring Co., Ltd.	119,529	8%
4	JiangXi Cosen Biochemical Co., Ltd.	109,868	7%
5	Bozhou Zhigang Chinese Herb Distribution Center	108,925	7%

Our Customers

Our products are sold to consumers both in China and internationally, with China currently being the primary market, through a combined network of sales personnel in our headquarters and throughout our branch sales offices in 15 provinces in China, and through third-party wholesalers, distributors and private labeled partners.

The geographic distribution of our customer base in China as of September 30, 2010 is as depicted in the table below:

Area	% of Customers
Southeast	30%
South	19%
East	19%
North	15%
Northeast	7%
West	5%
Middle	4%

The largest customers of ours by sales revenues are usually our local wholesalers, distributors and private labeled partners. During the fiscal year ended September 30, 2010, our six largest customers were Shenyang Zhongpu Biological Product Co., Ltd., Nanjing Puhangtianqu Commercial Trading Co., Ltd., Chongqing Xinmi Commercial Trading Co., Ltd., Suzhou Qiqi Trading Co., Ltd., Kunming Youkun Commercial Trading Co., Ltd. and Zhengzhou Dinggeng Commercial Trading Co., Ltd.. In the aggregate, these customers accounted for approximately $5.5 million, or 15%, of our total sales revenue in 2010.

We intend to export our Collagen Tripeptide product to Japan. This product has passed a qualification inspection and has been approved and certified by the Ministry of Health, Labour and Welfare of Japan. We have appointed a Japanese professional who has rich experience in the cosmetic and health food markets in Japan to help us penetrate into the Japanese market and we have developed good relationships with a number of relevant corporations in Japan.

Our Sales and Marketing Efforts

We are committed to building and expanding our sales network, customer base and brand loyalty by providing a diverse portfolio of high quality polypeptide-based health and wellness products. The breadth of our product offerings enables our sales team and our distributors to sell a comprehensive package of nutritional supplements and health foods that provide a variety of benefits, from anti-oxidants to weight management and nutrition. Many of our product formulations have been in existence for years and achieve good market acceptance and loyalty. However, we continually review, and if necessary, improve our product formulations based upon developments in nutritional science. We believe that the longevity and variety in our product portfolio could significantly enhance our sale effectiveness to expand our business.

We have a diversified sales network allowing us to effectively market products and services to our customers. Our sales and marketing department currently consists of approximately 256 full-time employees and over 300 part-time employees. For our own brand end consumer products, in addition to sales efforts conducted directly by our internal sales team and other employees, we also use wholesalers and distributors. We sell our own brand end consumer products from our nationwide branch sales network, at community shops or customer service stations, at exclusive shops, etc. and we usually organize promotional events or informative seminars at which we provide complimentary nutrition and anti-aging consultation, under the guidance and control of our consumer sales operation headquarters in Guangzhou, i.e., Hopsun. These programs target specific consumer market segments, such as women, men or children, as well as weight-management customers and individuals seeking to enhance their overall well-being. Our branch sales offices, service stations and exclusive shops are strategically located in residential areas of high density, within or near local shopping destinations and in other easy access locations. Our customers place orders for our products with our own sales staff at our sales locations and we deliver the products directly to them or purchase them at our community shops. Our nationwide sales network covers 15 provinces in China. We also use third-party distributors to sell our end-consumer products to the selected local markets. We plan to expand our sales network or partner with more local wholesalers and distributors to cover more Chinese cities.

The sales team in our Wuhan office oversees sales of our ingredient and OEM/ODM products. They provide one-stop-shop professional services from product formulation design to packaging and marketing strategy for our enterprise customers.

Traditional Sales Methods

We market and sell some of our products under our own brand names to consumers through regional dealers and network agents. In addition, we also provide manufacturing services where we are contracted to manufacture products for third parties either according to formulas and standards provided to us by such third parties or according to our formula and standards for sale under our customers’ brand names.

Innovative Sales Methods

We have developed two new sales models: project-based sales model and service-oriented sales model. Currently, about 83% of our sales are derived through our service-oriented model. We are also working to develop other sales channels as well.

The service-oriented sales model is a sales model through which we work to establish strong relationships with customers by providing a series of value-added services such as: health consultation and education services, psychological counseling services, and physical examination services, among other services. We believe that providing these services will help us establish brand image, promote our products, convey product efficacy and benefits, and thus stimulate demands and increase sales of our products.

The project-based sales model is a sales model used in connection with the manufacturing services we provide to customers. In the project-based sales model, we define each customer’s business as one project, and provide each customer with project-based one-stop-shop services, including market consultation, technical demonstration, market positioning, product development, manufacturing, test and evaluation, market access consultation, package design, market planning, marketing and after-sale service. We work to assist our customers in making reasonable use of polypeptide ingredients to develop products and promote growth of the customer’s market. We believe that by working to increase our contract manufacturing customer’s sales, sales of our polypeptide ingredients will increase as well.

Our Competition

We believe that the nutraceutical or nutritional supplement business, both within PRC and globally, is highly fragmented and intensely competitive. In our industry, we compete based upon product quality, product cost, ability to produce a diverse range of products and logistical capabilities. Many of our competitors, both domestic and international, have greater research and development capabilities and financial, scientific, manufacturing, marketing and sales resources than we do. Although our marketing and sales efforts of polypeptide-based products are limited as compared to our competition, we believe that we have a competitive advantage due to the price and quality of our products and our ability to produce a diverse range of products and customer services.

Internationally, there are companies that apply polypeptide technology in developing new drugs, but we believe there are few companies that apply polypeptide technology to the nutritional supplement field. We believe that in China, we are one of the largest companies focusing on developing, producing and marketing functional peptide nutritional products. We believe the other companies that sell polypeptide products are either small size companies or large nutritional products companies with only small percentage of revenue deriving from polypeptide products.

Our Research and Development Efforts

We conduct our research and development efforts independently at our research and development facilities in Wuhan, China. Our research and development department is responsible for developing advanced technologies and new polypeptide based products and for training and testing. As of September 30, 2010, we have a total of thirty-six research personnel, including retired senior researchers who serve as consultants for us, two with doctorate degrees and six with master degrees. The rest are college graduates. Among the research personnel, twelve people are of senior researcher level, four people are of intermediate researcher level, and eleven people are of assistant researcher level.

Research Centers

We have set up the following three research and development centers.

Research Center of Peptides Materials. This research center was set up in 1998. The primary purpose of this research center is to (i) study the methods and conditions of extracting polypeptides from animals and plants, (ii) test and measure the functional polypeptides’ physiological regulation functions on humans, and (iii) test the physical and chemical indicators, from both basic and applied research and development perspective.

Anti-aging Research & Development Center. This center was set up in 2007. The center engages in the research and development of anti-aging products and pilot plant test work. This center focuses on developing new products with anti-aging functions (such as Shengguo polypeptide capsule, youth vigor tablet) through screening of special antioxidants and research of combination of special antioxidants with the polypeptide materials.

Applied Research Center of Polypeptide-based Functional Foods & Cosmetics. This center was set up in 2008 and is primarily engaged in (i) the study and application of polypeptide-based functional foods & cosmetics, (ii) the development of new products that are anti-aging and capable of ameliorating fundamental nourishment supply & health conditions, and (iii) improvement and innovation of functional food production & processing methods.

Research Group

We employ a group of senior in-service professionals in above research centers, most of who are experts in the polypeptide industry. The leading researchers include follows:

Name	Title	Specialty

Wang Ajing	Distinguished Professor	Biochemistry
Sun Xiufa	Chief Scientist	Biochemistry
Xia Wenshui	Chief Scientist	Food Engineering
Mo Zhaohui	Chief Engineer	Processing Technology
Ji Jinlin	Researcher	Electrophorisis, Chromatography, High Efficiently Liquid Chromatographym, etc.
Yu Chenggao	Researcher	Physiology and Nutrition

During the fiscal years ended on September 30, 2010 and 2009, we incurred $311,226 and $ 285,496, respectively, in research and development expenses with respect to our polypeptide-based products.

Our Intellectual Property

The continued success of our business is dependent on our intellectual property portfolio consisting of registered trademarks, design patents and utility patents related to our products.

We currently have three patents which have been granted by the State Intellectual Property Office of the PRC. The first, for a “processing method of soy polypeptide dry powder with the function of blood lipid lowering,” expires in December 2020, the second, for a “processing method of non-bitter soy polypeptide powder,” expires in May 2022 and the third, for a “processing method of coleseed peptide with direct enzymolysis of colza meal,” expires in April 2030. We have also applied for an addition twelve patents, which are still in process.

We also have registered trademarks for “Tallyho”, “AnErYa,” “TuoNiAoMoLiJian” and “PuZhongRen.”

In addition, we protect our know-how technologies through confidentiality agreements we entered into with our key employees that have access to our know how information among our management members and in our research and production departments.

Our Employees

As of September 30, 2010, we had approximately 455 full-time employees and 300 part-time employees. The following table sets forth the number of our full-time employees by function:

Function	Number
Executive	5
Administrative	19
Sales and Marketing	256
Research and Development	25
Production	98
Accounting*	52
   * Including the accounting staff at our sales branches.

Our ability to achieve our operational and financial objectives depends in part upon our ability to retain key technical, marketing and operations personnel, and to attract new employees as required to support growth. Working capital constraints may impair our ability to retain and attract the staff needed to maintain current operations and meet the needs of anticipated growth.

In addition, we rely on consultants to a significant extent to supplement our regular employee staff in certain key functional areas and to support management in the execution of our business strategy. These consultants are independent contractors. There can be no assurance that, if one or more of the consultants were to terminate their services, we would be able to identify suitable replacements. Failure to do so could materially and adversely affect our operating and financial results.

As required by applicable Chinese law, we have entered into employment contracts with all of our officers, managers and employees. The remuneration payable to employees includes basic salaries and allowances. In addition, our employees in China participate in a state pension scheme organized by Chinese municipal and provincial governments. We are required to contribute to the scheme at a rate of 28% of the average city monthly salary. In addition, we are required by Chinese law to cover employees in China with various types of social insurance. We have purchased social insurance for all of full time our employees.

We believe that our relationship with our employees is good. We have not experienced any significant problems or disruption to our operations due to labor disputes, nor have we experienced any difficulties in recruitment and retention of experienced staff.

Environmental Matters

Our manufacturing facilities are subject to various pollution control regulations with respect to noise, water and air pollution and the disposal of waste and hazardous materials. We are also subject to periodic inspections by local environmental protection authorities. Our operating subsidiaries have received certifications from the relevant PRC government agencies in charge of environmental protection indicating that our business operations are in material compliance with the relevant PRC environmental laws and regulations. We are not currently subject to any pending actions alleging any violations of applicable PRC environmental laws.

Regulation

General Regulation of Business

Polypeptide based products are classified under PRC laws into three categories, based on potential uses, and each category is subject to separate PRC laws and regulations. All our polypeptide products must obtain approvals from local administration authority of health, prior to distribution to customers. Additionally, for those health food products, we are required to obtain approval from the SFDA before we can make specific claims regarding the health benefits of the product. Currently, all of our products have received local administration authority of health approvals and may be distributed to customers.

If our polypeptide products are sold for further food manufacturing, they are considered to be food additives under the relevant PRC laws and regulations, and the Company is required to obtain two licenses prior to the distribution of such products to customers: the Food Hygiene License issued by the relevant local administration authority of health and the Food Production License issued by the provincial branch of the General Administration of Quality Supervision, Inspection and Quarantine, or the Quality Administration. We have obtained both the Food Hygiene License issued by the Hubei Ministry of Health and the Food Production License issued by the provincial Quality Administration.

Taxation

On March 16, 2007, the National People’s Congress of China passed a new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed its implementing rules, which took effect on January 1, 2008. Before the implementation of the EIT Law, foreign invested enterprises, or FIEs, established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an enterprise income tax, or EIT, rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax. The EIT Law and its implementing rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Despite these changes, the EIT Law gives FIEs established before March 16, 2007, or Old FIEs, a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. During this five-year grandfather period, the Old FIEs which enjoyed tax rates lower than 25% under the original EIT law will be subject to gradually increased EIT rates over a 5-year period until their tax rate reaches 25%. In addition, the Old FIEs that are eligible for other preferential tax treatments by the PRC government under the original EIT law are allowed to continue enjoying their preference until these preferential treatment periods expire.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that we should be classified as a resident enterprise, then our organization's global income will be subject to PRC income tax of 25%. For detailed discussion of PRC tax issues related to resident enterprise status, see Item 1A, “Risk Factors – Risks Related to Doing Business in China – Under the Enterprise Income Tax Law, we may be classified as a ‘resident enterprise' of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

In addition, the EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. Tallyho and Wuhan Anti-Aging are considered FIEs and are directly held by our subsidiary in Hong Kong. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to Moneyeasy by Tallyho and Wuhan Anti-Aging, but this treatment will depend on our status as a non-resident enterprise.

Pursuant to the Provisional Regulation of China on Value Added Tax and its implementing rules, all entities and individuals that are engaged in the sale of goods, the provision of repairs and replacement services and the importation of goods in China are generally required to pay value added tax, or VAT, at a rate of 17.0% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayer. Further, when exporting goods, the exporter is entitled to some or all of the refund of VAT that it has already paid or borne. VAT Taxpayers can be divided into two categories, i.e., General VAT Taxpayer and Small Scale VAT Taxpayer. The Small Scale VAT Taxpayer is subject to a simplified VAT tax rate on the gross sales proceeds while all VAT previously paid, or Input VAT, cannot be deductible for tax payment purpose. This simplified VAT tax rate was reduced to 3% effective January 1, 2009. Some of Hopsun’s branch offices are Small Scale VAT Taxpayers.

Foreign Currency Exchange

Substantially, all of our sales revenue and expenses are denominated in RMB. Under the PRC foreign currency exchange regulations applicable to us, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the PRC State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the PRC Ministry of Commerce, or MOFCOM, or their respective local branches. These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing.

Dividend Distributions

Our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of its registered capital. These reserves are not distributable as cash dividends. Our PRC subsidiaries have the discretion to allocate a portion of their after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

The Company intends on reinvesting profits, if any, and does not intend on making cash distributions of dividends in the near future.

ITEM 1A.	RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

Our operations, sales, profit and cash flow will be adversely affected if our polypeptide products fail inspection or are delayed by regulators.

We are responsible for product testing in our own facility for polypeptide products sold in China and each batch of our products requires inspection by our Quality Control center prior to shipment to our customers. The results of product testing is recorded and approved by the local Quality and Technical Supervision Department, and such testing must be in accordance with the national quality standards issued by the National Standardization Administration of China and the relevant industry quality standards where applicable, which require testing of such factors including, but not limited to, appearance, packing capacity, thermal stability, PH value, protein content and percentage of purity of the product. Government regulators routinely inspect samples from each batch of our polypeptide products and for export products, e.g., a sample of each shipment is tested by the China Entry/Exit Inspection and Quality department. In the event that the regulators delay the approval of our products, change the requirements in such a way that we are unable to comply with those requirements, or require our other products to be inspected by regulators before we can ship them to our customers, our operations, sales, profit and cash flow will be adversely affected.

The nutritional supplement industry in the PRC is strictly regulated and changes in such regulations may have an adverse effect on our business.

The nutritional supplement industry in the PRC is strictly regulated by the state. The regulatory regime requires administrative approval of supplements, food additives and production, and comprises a series of regulations and administrative rules. From time to time, the PRC regulatory authorities may amend such regulations and administrative rules or promulgate new ones. Our inability to comply with any such changes in regulations and administrative rules would have an adverse impact on our business.

We may not be able to carry on our business if we lose any of the permits and licenses required by the PRC Government in order to carry on our business.

All nutritional supplement manufacturing and distribution enterprises in the PRC are required to obtain from various PRC governmental authorities certain permits and licenses, including, in the case of manufacturing enterprises and distribution enterprises such as ours, a Food Manufacturing Permit, a Food Product Distribution Permit, and a GMP certificate.

We have obtained permits and licenses and the GMP certificates, required for the manufacture of our nutritional supplement products. However, the permits and licenses held by us are subject to periodic renewal and/or reassessment by the relevant PRC governmental authorities and the standards of compliance required in relation thereto may from time to time be subject to change. We intend to apply for the renewal of such permits and licenses when required by applicable laws and regulations. Any changes in compliance standards, or any new laws or regulations that may prohibit or render it more restrictive for us to conduct our business or increase our compliance costs may adversely affect our operations or profitability. Any failure by us to obtain such renewals may have a material adverse effect on the operation of our business. In addition, we may not be able to carry on business without such permits and business licenses being renewed.

Our inability to successfully research and develop new polypeptide based products could have an adverse effect on our future growth.

We believe that the successful development of nutritional supplements and health food products can be affected by many factors. Products that appear to be promising in the early phases of research and development may fail to be commercialized for various reasons, including, but not limited to, the failure to obtain the necessary regulatory approvals. There is no assurance that our future research and development projects will be successful or that they will be completed within the anticipated timeframe or budget. Also, there is no guarantee that we will receive the necessary approvals from relevant authorities for the production of our newly developed products. Even if such products could be successfully commercialized, there is no assurance that they will be accepted by the market as anticipated.

We may not be able to adequately finance the significant costs associated with the development of new polypeptide-based nutritional supplement products.

The products in the nutritional supplement market can change dramatically with new technological advancements. We are currently conducting research and development on new products, which requires a substantial outlay of capital. To remain competitive, we must continue to incur significant costs in product development, equipment, facilities and invest in research and development of new products. These costs may increase, resulting in greater fixed costs and operating expenses.

In addition to research and development costs, we could be required to expend substantial funds for and commit significant resources to the following:

•	additional engineering and other technical personnel;
•	advanced design, production and test equipment;
•	manufacturing services that meet changing customer needs;
•	technological changes in manufacturing processes; and
•	manufacturing capacity.

Our future operating results will depend to a significant extent on our ability to continue to provide new and competitive products that compare favorably on the basis of cost and performance with the design and manufacturing capabilities of competitive third-party technologies. We will need to sufficiently increase our net sales to offset these increased costs, the failure of which would negatively affect our operating results.

We may not be able to execute our business expansion plan successfully. Furthermore, expansion of our business may put added pressure on our management, financial resources and operational infrastructure, thus impeding our ability to meet any increased demand for our products and hurting our operating results.

Our business plan is intended to significantly grow our operations to meet anticipated growth in demand for existing products, and to introduce new product offerings. Our planned growth includes the construction of several new production lines to be put into operation over the next five years. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. We may be unable to successfully and rapidly expand sales to potential customers in response to potentially increasing demand or control costs associated with our growth.

To accommodate any such growth and compete effectively, we may need to obtain additional funding to improve information systems, procedures and controls and expand, train, motivate and manage our employees, and such funding may not be available in sufficient quantities, if at all. If we are not able to manage these activities and implement these strategies successfully to expand to meet any increased demand, our operating results would suffer.

If we fail to effectively manage our growth, our business and operating results could be harmed.

We have experienced, and continue to experience, growth in our operations which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our operating results. To effectively manage this growth, we will need to continue to improve our operational, financial, and management controls and our reporting systems and procedures. These systems enhancements and improvements may require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

Future acquisitions may have an adverse effect on our ability to manage our business.

Selective acquisitions form part of our strategy to further expand our business. If we are presented with appropriate opportunities, we may acquire additional companies, products or technologies. Future acquisitions and the subsequent integration of new companies into ours would require significant attention from our management. Our company has little experience with integrating newly acquired businesses. Potential problems encountered by each organization during mergers and acquisitions would be unique, posing additional risks to the company. The diversion of our management’s attention and any difficulties encountered in any integration process could have an adverse effect on our ability to manage our business. Future acquisitions would expose us to potential risks, including risks associated with the assimilation of new operations, technologies and personnel, unforeseen or hidden liabilities, the diversion of resources from our existing businesses and technologies, the inability to generate sufficient revenue to offset the costs and expenses of acquisitions, and potential loss of, or harm to, relationships with employees, customers and suppliers as a result of integration of new businesses.

We may require additional financing to expand and/or fund our operations and our failure to obtain necessary financing may impair our operations.

As of September 30, 2010, we had working capital of approximately $22.4 million. Our capital requirements in connection with the development of our business are significant. We may require additional financing to fund and expand our operations. If we seek to obtain additional financing through sales of our securities, it may be necessary for us to sell our securities at a price which is at a significant discount from the market price and on other terms which may be disadvantageous to us. In connection with any such financing, we may be required to provide registration rights to the investors and pay damages to the investor in the event that the registration statement is not filed or declared effective by specified dates. The price and terms of any financing which would be available to us could result in both the issuance of a significant number of shares and significant downward pressure on our stock prices. The inability to obtain additional financing on favorable terms, if at all, could have a material adverse effect on our business.

We may need to obtain additional debt or equity financing which may result in dilution to our shareholders and have a material adverse economic effect on our business.

We may need to obtain additional debt or equity financing to fund our capital expenditures. Additional equity financing may result in dilution to our shareholders. Additional debt financing may be required, which, if obtained, may:

•	limit our ability to pay dividends or require us to seek consents for the payment of dividends;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our ability to pursue our growth plan;
•
require us to dedicate a substantial portion of our cash flow from operations as payment for our debt, thereby reducing availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and/or

•	limit our flexibility in planning for, or reacting to, changes in our business and our industry.

We cannot assure you that we will be able to obtain the additional financing on terms that are acceptable to us, if at all.

We may encounter increased competition from both local and overseas enterprises as a result of a relaxation of the PRC regulatory approval process for polypeptide-based biopharmaceutical products or due to an ease in international trade restrictions.

Our continued ability to compete depends on the development of the polypeptide-based nutritional supplement manufacturing industry in China. The polypeptide-based nutritional supplement manufacturing industry in China is highly regulated by both provincial and central governments. Prior to engaging in the production and distribution of polypeptide-based nutritional supplement products, companies such as ours are required to obtain production permits and certificates for each new product formulation from the various provincial food and drug authorities. We have the advantage of having been approved by the state to produce and distribute polypeptide-based nutritional supplement products in Hubei Province and Guangdong Province, and our research and development department has become familiar with the provincial product approval process. However, while we believe that the regulatory requirements pose a competitive barrier to entry into the nutritional supplement industry, there may be new entrants over time. If the government relaxes these restrictions and allow more competitors to enter into the market, these competitors may have more capital, better research and development resources, manufacturing and marketing capability and experience than us. Our profitability may be adversely affected if (i) competition intensifies; (ii) competitors drastically reduce prices; or (iii) competitors develop new products having comparable applications or benefits which are more effective and/or less costly than those produced by us.

In addition we expect that competition from imported products will increase as a result of a trend towards lower import tariffs and China’s admission as a member of the WTO in December 2001. We believe that lower import tariffs will result in more affordable pricing for imported polypeptide-based nutritional supplement products manufactured overseas as compared to domestically manufactured products such as ours. In addition, China’s membership in the WTO makes it more accessible to foreign biopharmaceutical manufacturers who may wish to set up production facilities in the PRC and compete directly with domestic manufacturers. The expected increased supply of both domestic and foreign competitively priced biopharmaceutical products in the PRC will result in increased competition. There is no assurance that our strategies to remain competitive can be implemented successfully as scheduled, if at all. Our inability to remain competitive may have an adverse effect on our profitability and prospects.

We engage in international sales, which expose us to trade restrictions that could harm our business and competitive position.

As a result of our product sales in various geographic regions, we may be subject to the risks associated with customs duties, export quotas and other trade restrictions that could have a significant impact on our revenue and profitability. While we have not encountered significant difficulties in connection with the sales of our products in international markets, the future imposition of, or significant increases in, the level of custom duties, export quotas or other trade restrictions could have an adverse effect on us. Further, we cannot assure you that the laws of foreign jurisdictions where we sell and seek to sell our products afford similar or any protection of our intellectual property rights as may be available under the U.S. laws. We are directly impacted by the political, economic, military and other conditions in the countries where we sell or seek to sell our products.

We depend on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including specifically, Dongliang Chen, our Chairman and Chief Executive Officer, Shengfan Yan, our President, Richard Liu, our Chief Financial Officer, and Lirong Hu, our Treasurer and Jun Li, our Company Secretary. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. If we lose a key employee or if a key employee fails to perform in his or her current position, or if we are unable to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees, as well as the intellectual property owned by Chen and licensed to us on an exclusive and free of charge basis for the life of the patent rights granted, in managing the development, manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover. In addition, we rely on consultants to a significant extent to supplement our regular employee staff in certain key functional areas and to support management in the execution of our business strategy. These consultants are independent contractors. There can be no assurance that, if one or more of the consultants were to terminate their services, we would be able to identify suitable replacements. Failure to do so could materially and adversely affect our operating and financial results.

We may incur material product liability claims, which could increase our costs and harm our financial condition and operating results.

Our products consist of polypeptides, proteins, herbs, vitamins and minerals and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in China and other countries to which we have or will export our products such as the United States. Our products could contain contaminated substances, and some of our products contain innovative ingredients that do not have long histories of human consumption. We generally do not conduct or sponsor clinical studies for our products and previously unknown adverse reactions resulting from human consumption of these ingredients could occur. As a marketer of dietary and nutritional supplements and other products that are ingested by consumers or applied to their bodies, we have been, and may again be, subjected to various product liability claims, including that the products contain contaminants, the products include inadequate instructions as to their uses, or the products include inadequate warnings concerning side effects and interactions with other substances. It is possible that widespread product liability claims could increase our costs, and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, thereby requiring us to pay substantial monetary damages and adversely affecting our business. Finally, given the higher level of self-insured retentions that we have accepted under our current product liability insurance policies, which are as high as approximately $10 million, in certain cases we may be subject to the full amount of liability associated with any injuries, which could be substantial.

An increase in the cost of raw materials will affect sales and revenues.

Raw materials required for polypeptide production include soybeans, collagen extract, eggs, herbs, fish and packaging materials. Any increase in the prices of these raw materials will affect the price at which we can sell our products. If we are not able to raise our prices to pass on increased costs, we would be unable to maintain our margins.

A disruption in the supply of utilities, fire or other calamity at our manufacturing plant would disrupt production of our products and adversely affect our sales.

Our products are manufactured at our production facility located in Hubei Province in the PRC. While we have not in the past experienced any calamities which disrupted production, any disruption in the supply of utilities, particularly electricity or power supply, or any outbreak of fire, flood or other calamity or natural disaster resulting in significant damage at our facilities would severely affect our production and have a material adverse effect on our business, financial condition and results of operations.

We maintain insurance policies covering losses with respect to damages to our certain properties such as vehicles. We are currently planning to purchase insurance coverage for other properties including buildings, machinery and inventories. There is no assurance that our insurance would be sufficient to cover all of our potential losses.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brand.

Our patents, trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us. Various events outside of our control pose a threat to our intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in China and other countries in which our products are sold. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

If we are not able to adequately secure and protect, or if we fail to prevent the loss or misappropriation of, or disputes over, our patent, trademark and other proprietary rights, we will lose our competitive advantage and our business will be materially affected.

The continued success of our business is dependent on our intellectual property portfolio, which consists of registered trademarks, design patents and utility patents related to polypeptide-based products. We currently have three patents, a process technology for producing Soy Polypeptide Powder with lipid lowering function, a method for producing Soybean Polypeptide Powder without bitterness and a preparation method of rapeseed peptide from defatted rapeseed by direct enzymatic hydrolysis. We also have an additional nine patents in the application process. The patent applications are subject to approval from the relevant PRC authorities. We may not be able to successfully obtain the approval of the PRC authorities for our patent applications. Furthermore, third parties may assert claims to our proprietary procedures, technologies and systems. These proprietary procedures, technologies and systems are important to our business as they allow us to maintain our competitive edge over our competitors.

While we are not aware of any infringement on our intellectual property and we have not been notified by any third party that we are infringing on their intellectual property, our ability to compete successfully and to achieve future revenue growth will depend, in significant part, on our ability to protect our proprietary technology and operate without infringing upon the intellectual property rights of others. The legal regime in China for the protection of intellectual property rights is still at its early stage of development. Intellectual property protection became a national effort in China in 1979 when China adopted its first statute on the protection of trademarks. Since then, China has adopted its Patent Law, Trademark Law and Copyright Law and promulgated related regulations such as the Regulation on Computer Software Protection, Regulation on the Protection of Layout Designs of Integrated Circuits and Regulation on Internet Domain Names. China has also acceded to various international treaties and conventions in this area, such as the Paris Convention for the Protection of Industrial Property, Patent Cooperation Treaty, Madrid Agreement and its Protocol Concerning the International Registration of Marks. In addition, when China became a party to the World Trade Organization in 2001, China amended many of its laws and regulations to comply with the Agreement on Trade-Related Aspects of Intellectual Property Rights. Despite many laws and regulations promulgated and other efforts made by China over the years with a view to tightening up its regulation and protection of intellectual property rights, private parties may not enjoy intellectual property rights in China to the same extent as they would in many Western countries, including the United States, and enforcement of such laws and regulations in China have not achieved the levels reached in those countries. Both the administrative agencies and the court system in China are not well-equipped to deal with violations or handle the nuances and complexities between compliant technological innovation and non-compliant infringement.

We rely on confidentiality agreements with our management and employees to protect our confidential proprietary information. However, the protection of our intellectual properties may be compromised as a result of:

•	departure of any of our management members or employees in possession of our confidential proprietary information;
•	breach by such departing management member or employee of his or her confidentiality and non-disclosure undertaking to us;
•	infringement by others of our proprietary information and intellectual property rights; or
•	refusal by relevant regulatory authorities to approve our patent or trademark applications.

Any of these events or occurrences will have a material adverse effect on our operations and the measures that we have put into place to protect our intellectual property rights may not be sufficient. Litigation to enforce our intellectual property rights could result in substantial costs to us and may not be successful. If we are not able to successfully defend our intellectual property rights, we might lose rights to technology that we need to conduct and develop our business. This would seriously harm our business, operating results and financial condition, and enable our competitors to use our intellectual property to compete against us.

Furthermore, if third parties claim that our products infringe their patents or other intellectual property rights, we may be required to devote substantial resources to defend against such claims. If we are unsuccessful in defending against such infringement claims, we may be required to pay damages, modify our products or suspend the production and sale of such products. We cannot guarantee that we will be able to modify our products on commercially reasonable terms, if at all.

Our cash flow could be negatively affected as a result of our extension of relatively long payment terms to customers that we believe are credit worthy.

As is customary in our industry, we extend relatively long payment terms (up to six months) to customers that we believe are credit worthy. The dollar amount of our accounts receivable net of allowance for doubtful accounts as of September 30, 2010 was $7,990,490. Although we attempt to establish appropriate reserves for our receivables, those reserves may not prove to be adequate in view of actual levels of bad debts. The failure of our customers to pay us timely would negatively affect our working capital, which could in turn adversely affect our cash flow.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our company, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. Also, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISKS RELATED TO DOING BUSINESS IN CHINA

Adverse changes in political and economic policies of the PRC government could impede the overall economic growth of China, which could reduce the demand for our products and damage our business.

We conduct substantially all of our operations and generate most of our revenue in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including:

•	a higher level of government involvement;
•	a early stage of development of the market-oriented sector of the economy;
•	a rapid growth rate;
•	a higher level of control over foreign exchange; and
•	the allocation of resources.

As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on us.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the allocation of resources, controlling the payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways.

Any adverse change in economic conditions or government policies in China could have a material adverse effect on the overall economic growth in China, which in turn could lead to a reduction in demand for our products and services and consequently have a material adverse effect on our business and prospects.

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiaries in the PRC. Our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. In addition, all of our executive officers and all of our directors are residents of China and not of the United States, and substantially all the assets of these persons are located outside the United States. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against our Chinese operations and subsidiaries.

If we are found to have failed to comply with applicable laws, we may incur additional expenditures or be subject to significant fines and penalties.

Our operations are subject to PRC laws and regulations applicable to us. However, many PRC laws and regulations are uncertain in their scope, and the implementation of such laws and regulations in different localities could have significant differences. In certain instances, local implementation rules and/or the actual implementation are not necessarily consistent with the regulations at the national level. Although we strive to comply with all the applicable PRC laws and regulations, we cannot assure you that the relevant PRC government authorities will not later determine that we have not been in compliance with certain laws or regulations.

In addition, our facilities and products are subject to many laws and regulations. Our failure to comply with these and other applicable laws and regulations in China could subject us to administrative penalties and injunctive relief, as well as civil remedies, including fines, injunctions and recalls of our products. It is possible that changes to such laws or more rigorous enforcement of such laws or with respect to our current or past practices could have a material adverse effect on our business, operating results and financial condition. Further, additional environmental, health or safety issues relating to matters that are not currently known to management may result in unanticipated liabilities and expenditures.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of the jurisdictions in which we operate may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

Restrictions on currency exchange may limit our ability to receive and use our sales effectively.

The majority of our revenues will be settled in RMB, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents, at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between the U.S. dollar and RMB and between those currencies and other currencies in which our revenues may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars, as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB has no longer been pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiaries’ ability to make dividends and other distributions could materially and adversely affect our ability to grow, make investments or acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our business.

Substantially all of our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to its offshore parent company. PRC legal restrictions permit payments of dividends by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of their annual after-tax profits determined in accordance with PRC generally accepted accounting principles to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. Any limitations on the ability of our PRC subsidiaries to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

You may have difficulty enforcing judgments against us.

We are a Delaware holding company and most of our assets are located outside of the United States. Almost all of our operations are conducted in the PRC. In addition, most of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Although the recognition and enforcement of foreign judgments are generally provided for under the PRC Civil Procedures Law, courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident stockholders to personal liability, limit our ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit our PRC subsidiary's ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006. This date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have asked some of our stockholders, who are PRC residents as defined in Circular 75, to register with the relevant branch of SAFE as currently required in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that they can obtain the above SAFE registrations required by Circular 75 and Notice 106. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders.

In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75 and Notice 106. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75 and Notice 106, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Under the Enterprise Income Tax Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

On March 16, 2007, the National People’s Congress of China passed the EIT Law and on November 28, 2007, the State Council of China passed its implementing rules, both of which took effect on January 1, 2008. Under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise.

On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the EIT Law and its implementation against non-Chinese enterprise or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a “domestically incorporated resident enterprise” if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) its substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in China. A resident enterprise would be subject to an enterprise income tax rate of 25% on its worldwide income and its non-PRC stockholders would be subject to a withholding tax at a rate of 10% when dividends are paid to such non-PRC stockholders. However, no detailed measures on enforcement of PRC tax against non-domestically incorporated resident enterprises are available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

We may be deemed to be a resident enterprise by Chinese tax authorities. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on financing proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares. We are actively monitoring the possibility of “resident enterprise” treatment for the 2010 tax year and are evaluating appropriate organizational changes to avoid this treatment, to the extent possible.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

We face uncertainty from China’s Circular on Strengthening the Administration of Enterprise Income Tax on Non-Resident Enterprises' Share Transfer, or Circular 698, that was released in December 2009 with retroactive effect from January 1, 2008.

The Chinese State Administration of Taxation released a circular on December 15, 2009 that addresses the transfer of shares by nonresident companies, generally referred to as Circular 698. Circular 698, which is effective retroactively to January 1, 2008, may have a significant impact on many companies that use offshore holding companies to invest in China. Circular 698, which provides parties with a short period of time to comply with its requirements, indirectly taxes foreign companies on gains derived from the indirect sale of a Chinese company. Where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise by selling the shares in an offshore holding company, and the latter is located in a country or jurisdiction where the effective tax burden is less than 12.5% or where the offshore income of his, her, or its residents is not taxable, the foreign investor is required to provide the tax authority in charge of that Chinese resident enterprise with the relevant information within 30 days of the transfers. Moreover, where a foreign investor indirectly transfers equity interests in a Chinese resident enterprise through an abuse of form of organization and there are no reasonable commercial purposes such that the corporate income tax liability is avoided, the PRC tax authority will have the power to re-assess the nature of the equity transfer in accordance with PRC’s “substance-over-form” principle and deny the existence of the offshore holding company that is used for tax planning purposes. There is uncertainty as to the application of Circular 698. For example, while the term "indirectly transfer" is not defined, it is understood that the relevant PRC tax authorities have jurisdiction regarding requests for information over a wide range of foreign entities having no direct contact with China. It is also unclear, in the event that an offshore holding company is treated as a domestically incorporated resident enterprise, whether Circular 698 would still be applicable to transfer of shares in such offshore holding company. Moreover, the relevant authority has not yet promulgated any formal provisions or formally declared or stated how to calculate the effective tax in the country or jurisdiction and to what extent and the process of the disclosure to the tax authority in charge of that Chinese resident enterprise. In addition, there are not any formal declarations with regard to how to decide “abuse of form of organization” and “reasonable commercial purpose,” which can be utilized by us to balance if our Company complies with the Circular 698. If Circular 698 is determined to be applicable to us based on the facts and circumstances around such share transfers, we may become at risk of being taxed under Circular 698 and we may be required to expend valuable resources to comply with Circular 698 or to establish that we should not be taxed under Circular 698, which could have a material adverse effect on our financial condition and results of operations.

We have limited insurance coverage for our operations in China.

The insurance industry in China is still at an early stage of development. Insurance companies in China offer limited insurance products. We have determined that the risks of disruption or liability from our business, the loss or damage to our property, including our facilities, equipment and office furniture, the cost of insuring for these risks, and the difficulties associated with acquiring such insurance on commercially reasonable terms make it impractical for us to have such insurance. As a result, we do not have any business liability, disruption, litigation or property insurance coverage for our operations in China except for insurance on some company owned vehicles. Any uninsured occurrence of loss or damage to property, or litigation or business disruption may result in the incurrence of substantial costs and the diversion of resources, which could have an adverse effect on our operating results.

Because our funds in the PRC are held in banks which do not provide deposit insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide deposit insurance for funds held on deposit. As a result, in the event of a bank failure, we may not have access to funds on deposit in the PRC. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

RISKS RELATED TO THE MARKET FOR OUR STOCK

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system. Though we plan to file an application to list our Common Stock on such senior exchanges as Nasdaq or New York Stock Exchange as soon as practicable, however, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

The market price of our common stock is volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our common stock is volatile, and this volatility may continue. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for specific business reasons. Factors such as variations in our revenues, earnings and cash flow, announcements of new investments, cooperation arrangements or acquisitions, and fluctuations in market prices for our products could cause the market price for our shares to change substantially.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, the trading market for our common stock will be influenced by research or reports that industry or securities analysts publish about us or our business. If one or more analysts who cover us downgrade our common stock, the market price for our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which, in turn, could cause the market price for our common stock or trading volume to decline.

Furthermore, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Consequently, as long as our Common Stock is regarded as a “penny stock”, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity.  This would also make it more difficult for us to raise additional capital.

Certain provisions of our Certificate of Incorporation may make it more difficult for a third party to effect a change-of-control.

Our Certificate of Incorporation authorizes our board of directors to issue up to 1,000,000 shares of preferred stock.  The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by the stockholders.  These terms may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions.  The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock.  In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiaries.  While we have no current intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments.  In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.  We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.  If we determine that we will pay dividends to the holders of our Common Stock, we cannot assure that such dividends will be paid on a timely basis.  As a result, you will not receive any return on your investment prior to selling your shares in our company and, for the other reasons discussed in this “Risk Factors” section, you may not receive any return on your investment even when you sell your shares in our company and your shares may become worthless.  If future dividends are paid in RMB, fluctuations in the exchange rate for the conversion of RMB into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

We do not intend to pay dividends for the foreseeable future.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Accordingly, investors must be prepared to rely on sales of their common stock after price appreciation to earn an investment return, which may never occur. Investors seeking cash dividends should not purchase our common stock. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board deems relevant.

The issuance of shares through our stock compensation plans may dilute the value of existing stockholders and may affect the market price of our stock.

Although we do not have an option or other equity-based incentive plan at present, in the future we may use stock options, stock grants and other equity-based incentives, to provide motivation and compensation to our officers, employees and key independent consultants. The award of any such incentives will result in an immediate and potentially substantial dilution to our existing stockholders and could result in a decline in the value of our stock price. The exercise of these options and the sale of the underlying shares of Common Stock and the sale of stock issued pursuant to stock grants may have an adverse effect upon the price of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

All land in China is owned by the State or collectives.  Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes.  In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years.  This period may be renewed at the expiration of the initial and any subsequent terms according to the relevant Chinese laws.  Granted land use rights are transferable and may be used as security for borrowings and other obligations.

Our executive offices are located at No. 11 Jiangda Road, Jianghan Economic Development Zone, Wuhan City, Hubei Province, China.  Our executive offices consist of approximately 2,780 square meters consisting entirely of administrative office space.  The administrative office is owned by the Company and therefore we do not pay rent for the use of the office space.  The sale offices and customer service stations are leased from individual or corporate owners on a month-to-month basis, at an aggregate average monthly cost of $11,090.

Our main production facilities are located in the Hannan Economic Development Zone, in Wuhan City, Hubei Province, China.  The current total site area is approximately 16,477 square meters. Tallyho purchased the rights to use the lands and built the production facilities first in 1998 and later in 2009 for facility expansion.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.  We do not have property insurance on any of our properties.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Bulletin Board trades under the symbol “CHPN.”  There is not now, and historically there has never been, an active trading market for our common stock. Since our common stock has only traded on an extremely limited and sporadic basis, information is not available for the prices of our common stock.

Approximate Number of Holders of Our Common Stock

As of January 12, 2011, there were approximately 57 holders of record of our common stock.  This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

We have never declared dividends or paid cash dividends. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities Authorized for Issuance Under Equity Compensation Plans.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the fiscal year ended September 30, 2010 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2010 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2010.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The nature of our business makes predicting the future trends of our revenues, expenses, and net income difficult.  Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain.  The risks and uncertainties involved in our business could affect the matters referred to in any forward-looking statements and it is possible that our actual results may differ materially from the anticipated results indicated in these forward-looking statements.  Important factors that could cause actual results to differ from those in the forward-looking statements include, without limitation, the following:

-	The effect of political, economic, and market conditions and geopolitical events;
-	Legislative and regulatory changes that affect our business;
-	The availability of funds and working capital;
-	The actions and initiatives of current and potential competitors;
-	Investor sentiment; and
-	Our reputation.

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

Overview

CPGI was incorporated in Delaware in March 2007 to engage in the design, manufacturing, distribution and marketing of surfboards and related equipment.  Prior to the acquisition of Cantix, discussed below, CPGI was a development stage company and had no material assets and no revenues.  On November 13, 2009, CPGI acquired all of the issued and outstanding capital stock of Cantix.  As a result of the acquisition (i) Cantix became a wholly owned subsidiary of CPGI, (ii) CPGI’s principal business changed to be the business of Cantix, (iii) CPGI ceased to be a shell Company, (iv) CPGI changed its fiscal year end from December 31 to September 30, and (v) the shareholders of Cantix became the controlling shareholders of CPGI.  The share exchange transaction with Cantix was treated as a reverse acquisition, with Cantix as the acquirer and CPGI as the acquired party.  Because Cantix and its affiliates’ operations are the only significant operations of the Company, unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of Cantix and its consolidated subsidiaries.

Through our direct and indirect operating subsidiaries, Tallyho, Hopsun, Anti-Aging and Xinpu, we are principally engaged in the research, development, manufacturing, marketing and sales of polypeptide-based anti-aging nutritional supplements, health foods, functional foods and related material products.  We have developed over 70 different types of polypeptide-based products. We market and sell our products through a combined network of sales personnel, wholesalers and private labeled partners in China and internationally, however China is currently our primary market.

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

Comparison of the Years Ended September 30, 2010 and 2009

	Years Ended September 30,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues

	(in dollars, except percentages)

REVENUES	38,061,827	100.0%	37,724,869	100.0%

COST OF SALES	2,986,612	7.8%	2,247,048	6.0%

GROSS PROFIT	35,075,215	92.2%	35,477,821	94.0%

SELLING AND ADMINISTRATIVES EXPENSES	27,311,609	71.8%	22,842,559	60.6%

OPERATING INCOME	7,763,606	20.4%	12,635,262	33.5%

OTHER INCOME (EXPENSE)
Interest income (expense), net	(66,682)	-0.2%	177,437	0.5%
Equity loss in affiliates	(30,866)	-0.1%	(30,611)	-0.1%
Gain on disposal of associates	-	0.0%	42,433	0.1%
Loss on impairment of goodwill	(113,713)	-0.3%	-	0.0%
Other income (expense)	(673,241)	-1.8%	412,820	1.1%

INCOME BEFORE INCOME TAX EXPENSE	6,879,104	18.1%	13,237,341	35.1%

INCOME TAX EXPENSE	1,387,712	3.6%	2,715,274	7.2%

NET INCOME	5,491,392	14.4%	10,522,067	27.9%

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	788,653	2.1%	52,102	0.1%

COMPREHENSIVE INCOME	6,280,045	16.5%	10,574,169	28.0%

Revenues. Revenues for the fiscal year ended September 30, 2010 increased $336,958, or 0.9%, to $38,061,827, from $37,724,869 for the fiscal year ended September 30, 2009. The increase is mainly attributable to the increase in our business-to-business (“B2B”) sales of polypeptide-based ingredients and private-labeled products to other nutraceutical manufacturers and marketers by $1,515,003, or 67.9%, as compared to that in the fiscal year ended September 30, 2009.

Our business-to-consumer (“B2C”) sales of own branded polypeptide-based nutraceutical products decreased by $1,178,044, or 3.3%, as compared to the fiscal year of 2009. Consumer sales of own branded products through our own sales network increased by $3,805,604 or 13.6% while such sales through third-party channels decreased by $4,983,648 or 66.1% as compared to those in the fiscal year ended September 30, 2009.  Management has been redirecting our sales efforts to focusing on B2C sales through own network and restructuring the third-party channels so as to enhance future B2C sales.  We believe that the increasing domestic income levels and corresponding awareness of health and quality of life, among other factors, will help us achieve sales growth going forward.

Cost of Sales. Cost of sales for the fiscal year ended September 30, 2010 totaled $2,986,612, or approximately 7.8% of revenues, compared to $2,247,048, or approximately 6.0% of revenues, for the fiscal year ended September 30, 2009, an increase of $739,564 or 32.9%.  The increase is mainly attributable to (a) the increases in prices of raw materials and overhead costs and (b) the increase of input VAT that cannot be used to offset against output VAT and has to be absorbed in costs as the result of the small scale taxpayer status of some sales branches during the fiscal year of 2010. Given the overall market inflation in China, especially for those agricultural products which are the main raw materials for our products, management expects that our raw material prices will continue to increase in future periods. However, given the Chinese government’s measures in recent months to control consumption prices, including consumption of agricultural products, it is anticipated that such prices will gradually become stable, if not decrease. We expect that such inflationary impact, if any, on our results of operations would be minimal or controllable given our historically high gross margin.

Gross Profit. Gross profit for the fiscal year ended September 30, 2010 decreased $402,606, or 1.1%, to $35,075,215, from $35,477,821 for the fiscal year ended September 30, 2009.  The respective gross margins are 92.2% and 94.0% for the fiscal years ended September 30, 2010 and 2009.  The decrease in gross profit in fiscal year 2010 is mainly due to the increase in our costs of sales.

Selling and Administrative Expenses. Selling and administrative expenses for the fiscal year ended September 30, 2010 totaled $27,311,609, or approximately 71.8% of revenues, compared to $22,842,559, or approximately 60.6% of revenues, for the fiscal year of 2009, an increase of $4,469,050, or 19.6%. The increase is mainly attributable to the increase in bad debt allowance expenses and the increase in professional expenses related to operations as a public company. The Company assessed and provided bad debt allowances of $3,859,826 during the fiscal year ended September 30, 2010 for doubtful accounts receivables and other receivables, as compared to $579,096 during the fiscal year of 2009, an increase of $3,280,730, or 566.5%.  The Company incurred $787,354 in professional expenses related to our public company operations in the fiscal year ended September 30, 2010, as compared to $47,306 during the fiscal year of 2009, an increase of $740,048, or 1,564%, as a result of the reverse merger closed in November 2009.

Operating Income. Operating income amounted to $7,763,606, or approximately 20.4% of revenues, for the fiscal year ended September 30, 2010, as compared to $12,635,262, or approximately 33.5% of revenues, for the fiscal year ended September 30, 2009, a decrease of $4,871,656, or 38.6%. The decrease in operating income is mainly attributable to the increases in costs of sales and selling and administrative expenses in fiscal year 2010.

Interest Income (Expense). Net interest expense for the year ended September 30, 2010 amounted to $66,682, as compared to net interest income of $177,437 for the fiscal year ended September 30, 2009, an absolute change of $244,119. The change is mainly because Shenzhen Era Bio-technology (Shenzhen) Co. Ltd. (“Era Biotech”) which owes $4,078,769 in loans to the Company, made interest payments of $234,480 in fiscal year 2009 but failed to do so in fiscal year 2010.

Equity loss in Affiliates. Equity loss in affiliates for the fiscal year ended September 30, 2010 amounted to $30,866, an increase of $255, or 0.8%, as compared to equity in loss in affiliates of $30,611 for the fiscal year ended September 30, 2009. The increase is due to the increase in the net loss of an affiliate company in which the Company has a 40% equity interest and uses the equity method to account for such an investment.

Loss on Impairment of Goodwill. A loss on impairment of goodwill of $113,713 incurred during the fiscal year ended September 30, 2010, as compared to $nil during the fiscal year ended September 30, 2009. Goodwill of $113,713 related to the acquisition of Anti-Aging was assessed to be impaired as of September 30, 2010. There was no impairment of goodwill as of September 30, 2009.

Other Income (Expense). Other expense was $673,241 for the fiscal year ended September 30, 2010, as compared to other income of $412,820 for the fiscal year ended September 30, 2009, an absolute change of $1,086,061. The change is mainly attributable to the late payment of interest and penalty of $728,336 settled for payments in connection with land use right for our land in Gangzhou Science Park during the fiscal year ended September 30, 2010, and income of $468,960 earned from transferring technical know-how of certain products specifically developed for a third party health food distributor during the fiscal year ended September 30, 2009.

Income before Income Tax Expense. Income before income tax expense was $6,879,104, or approximately 18.1% of revenues, for the fiscal year ended September 30, 2010, as compared to $13,237,341, or approximately 35.1% of revenues, for the fiscal year ended September 30, 2009, a decrease of $6,358,637, or 48%. The decrease in income before income tax expense is mainly attributable to the $5,208,614 increase in costs of sales and selling and administrative expenses and the $1,330,180 decrease in interest income and other income (expense) during the fiscal year of 2010.

Income Tax Expense. Income tax expense was $1,387,712, or approximately 3.6% of revenues, for the fiscal year ended September 30, 2010, as compared to $2,715,274, or approximately 7.2% of revenues, for the fiscal year ended September 30, 2009, a decrease of $1,327,562 or 48.9%. The decrease in income tax expense is mainly attributable to a) a $6,358,237 decrease of our income before income tax expense, and b) the certification of our main operating subsidiaries, Hopsun and Tallyho, as High and New Technological Enterprises in December 2009 and 2010, respectively, and their being subject to a preferential income tax rate of 15% during fiscal year 2010, as compared to the previous rate of 25%.

Net Income. Net income amounted to $5,491,392, or approximately 14.4% of revenues, for the fiscal year ended September 30, 2010, as compared to $10,522,067, or approximately 27.9% of revenues, for the fiscal year ended September 30, 2009, a decrease of $5,030,675, or 47.8%.  The decrease in net income is mainly attributable to: the increase of $4,469,050 in selling and administrative expenses, especially the $3,859,826 increase in bad debt allowances for doubtful receivables; the $739,564 increase in costs of sales, the $1,086,061 increase in other expenses; and the $244,119 decrease in interest income during the fiscal year of 2010. Although no assurance can be given, management believes that our revenues and net income will resume growth in future periods resulting from, among other factors, growing market demands for anti-aging nutritional supplements, health foods and functional food products, our increased sales and marketing efforts after the restructuring of our sales offices, our newly added manufacturing capacity to meet such increasing demands, our expansion into other high margin peptide-based product categories, as well as improved economic conditions and the PRC government’s stimulus measures for domestic consumption.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the years indicated below:

	Years Ended September 30,
	2010	2009
	(in dollars)

Net cash provided by (used in) operating activities	$10,135,790	$(125,880)
Net cash used in investing activities	(9,133,723)	(1,945,429)
Net cash provided by financing activities	8,721,720	559,340
Effect of exchange rate fluctuation on cash and cash equivalents	257,493	33,287
Net increase (decrease) in cash and cash equivalents	9,981,280	(1,478,682)
Cash and cash equivalents, beginning of year	4,439,732	5,918,414
Cash and cash equivalents, end of year	$14,421,012	$4,439,732

Operating Activities

Net cash provided by operating activities increased to $10,135,790 during the fiscal year ended September 30, 2010, an increase of $10,261,670, or 8,151.9%, from net cash used in operating activities of $125,880 during the fiscal year ended September 30, 2009. The increase is mainly attributable to a significant decrease in accounts receivable of $7,982,851, from $14,666,836 in accounts receivable as of September 30, 2009, and collections of $8,146,464 accounts receivables related to the third-party distributors of our own branded products in fiscal year 2010.

Investing Activities

Net cash used in investing activities increased by $7,188,294, or 369.5%, to $9,133,723 during the fiscal year ended September 30, 2010, as compared to $1,945,429 during the fiscal year ended September 30, 2009.  The significant increase is mainly due to (a) $4,065,603 investment in our new production facility in Wuhan, China, and (b) payments of $5,012,076 to acquire the land use rights for the land lot on which we plan to build our regional headquarters and research and development center in Guangzhou, China and for the land lot in Wuhan, China that we have reserved for further manufacturing capacity expansion in fiscal year 2010.

Financing Activities

Net cash provided by financing activities amounted to $8,721,720 during the fiscal year ended September 30, 2010, as compared to $559,340 during the fiscal year ended September 30, 2009, an increase of $8,162,380 or 1,459.3%, resulting mainly from three equity investments during the fiscal year ended September 30, 2010. See our disclosure under “Capital Resources” below for more details regarding these equity investments.

Capital Resources

In January 2010, we sold 666,667 shares of our common stock and a 5-year warrant to purchase an additional 333,333 shares of our common stock at an exercise price of $6.75 per share to a non-U.S. institutional investor, for an aggregate purchase price for $3.6 million.   The Company received $2.24 million of the $3.6 million purchase price in December 2009 and the remaining $1.36 million in January 2010. The net proceeds is approximately $3.3 million after deducting commissions and other closing expenses.

On April 21, 2010, we consummated a share purchase agreement, dated April 16, 2010, between the Company and a non-U.S. institutional investor, pursuant to which the investor purchased (i) 609,557 shares of our common stock, for an aggregate purchase price of $3 million, and (ii) a five year warrant to purchase up to an additional 80,956 shares of our common stock at an exercise price of $6.75 per share.  We agreed to give the investor piggy-back resale registration rights in connection with the purchase, as well as a right of first refusal with respect to any new shares of common stock issued by us in connection with any future private offering.  We also agreed to grant the investor the right to equally participate in any future sale by the principal shareholders of shares in the Company to a third party. The net proceeds were approximately $2.8 million, after deducting commissions and other closing expenses.

On September 2, 2010, we consummated a share purchase agreement, dated August 25, 2010, between the Company and a non-U.S. institutional investor, pursuant to which the investor purchased (i) 585,743 shares of our common stock, for an aggregate purchase price of $3 million, and (ii) a five year warrant to purchase up to an additional 87,861 shares of our common stock at an exercise price of $6.75 per share.  We agreed to file a registration statement registering the above common shares and the common shares underlying the warrant for resale on or before March 1, 2010, the six-month anniversary of the closing. The investor also received a right of first refusal with respect to any new Common Stock issued by the Company and the right to participate as a seller in any sale of shares of the Company by the original principal shareholders to a third party. The net proceeds were approximately $2.9 million after deducting commissions and other closing expenses.

Loan Commitments

As of September 30, 2010, the Company had the following outstanding bank loans:

The Company had an outstanding bank loan of RMB1,980,000 (approximately $295,606) from the Agriculture Bank of China, Wuhan Branch (“Agriculture Bank”). This bank loan has been continuously extended from September 2003, the original maturity date.  The Company has been repaying the principal amount of this loan with payments of RMB 20,000 (approximately $2,932) each month. Interest accrues on a monthly basis at the rate of 5.84% per annum.

The Company had an outstanding bank loan of RMB1,500,000 (approximately $223,944) from the Wuhan Finance Bureau (“WFB”). This loan has been continuously extended from November 2001, the original maturity date, and such loan will be repaid when WFB requests repayment.  Interest accrues on a monthly basis at the rate of 5.94% per annum.

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

Obligations under Material Contracts

None.

Off Balance Sheet Arrangements

As of September 30, 2010, we have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Seasonality

In recent years, the Company’s revenues for the second and forth quarters in each fiscal year have been higher than revenues for the first and third fiscal quarters.  We believe that this is partially due to a number of major domestic festivals and holiday celebrations that occur in China around January and September, such as the Chinese New Year.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations above is based on our consolidated financial statements which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. However, actual results could differ materially from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 of the Notes to our consolidated financial statements in this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical accounting policies to assist in fully understanding and evaluating our management’s discussion and analysis:

Principles of Consolidation

The consolidated financial statements, prepared in accordance with U.S. GAAP, include the assets, liabilities, revenues, expenses and cash flows of the Company and all its subsidiaries. This basis of accounting differs in certain material respects from that used for the preparation of the books and records of the Company's principal subsidiaries, which are prepared in accordance with the accounting principles and the relevant financial regulations applicable to enterprises with limited liabilities established in the PRC, the accounting standards used in the place of such entities’ domicile.  The accompanying consolidated financial statements reflect necessary adjustments not recorded in the books and records of the Company's subsidiaries to present them in conformity with US GAAP.  All significant inter-company accounts, transactions and cash flows are eliminated on consolidation.  Investment in affiliates in which the Company exercises significant influence but do not control and are not the primary beneficiary are accounted for using the equity method.

In accordance with Accounting Standards Codification (“ASC”) Topic 810 and its related subtopics (formerly as FASB Interpretation No. 46R, Consolidation of Variable Interest Entities) ("ASC Topic 810"), variable interest entities (VIEs) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The Company has concluded that Xinpu is a VIE and that the Company is the primary beneficiary. Under the requirements of ASC Topic 810 the Company consolidated the financial statements of Guangdong Xinpu.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions relating to the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenues; the allowance for doubtful receivables; deposit for land use rights; recoverability of the carrying amount of property and equipment, goodwill and intangible assets; fair values of financial instruments; and the assessment of contingent obligations.  These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605 (formerly Staff Accounting Bulletin ("SAB") No. 104). All of the following criteria must exist in order for the Group to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

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

Foreign Currency Translation

The accompanying financial statements are presented in United States dollars. The functional currency of the Company’s subsidiaries and VIE in the PRC is Renminbi (“RMB”) and in Hong Kong is the Hong Kong dollar (“HK$”).  The financial statements are translated into United States dollars from RMB at year-end exchange rates as to assets and liabilities and average exchange rates as to revenues and expenses.  Capital accounts are translated at their historical exchange rates when the capital transactions occurred.

Recent Accounting Pronouncements

In February 2010, FASB issued ASU No. 2010-09 “Subsequent Events” (“ASC Topic 855”) which removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This amendment shall be applied prospectively for interim or annual financial periods ending after June 15, 2010. The Group does not believe the adoption will have a material effect on the Group's consolidated financial statements.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (ACS Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

-	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
-	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

-
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

-	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted.

In July 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, except for the expanded disclosure requirements. The Group is currently evaluating the potential impact, if any, of this ASU on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of September 30, 2010 and 2009 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Dongliang Chen, our Chief Executive Officer and Mr. Richard Liu, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, Mr. Chen and Mr. Liu concluded that, because of the material weaknesses described below, as of September 30, 2010, our disclosure controls and procedures were not effective.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010 based on the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, management concluded that our internal control over financial reporting as of September 30, 2010 was not effective. Management identified the following material weaknesses as of September 30, 2010:

•
Lack of Internal Audit Function - We lack qualified resources to perform our internal audit functions properly. In addition, we have not yet fully developed the scope and effectiveness of our internal audit function.

•	Lack of Audit Committee - We lack an audit committee within our board to oversee the financial reporting pursuant to U.S. GAAP and the SEC’s rules and regulations.

•
Insufficient U.S. GAAP Accounting Skills and Experience - We found that our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

Our management is in the process of implementing remediation procedures to improve internal controls over financial reporting. The Company has already taken measures to remediate these material weaknesses by seeking additional financial reporting and accounting staff members with relevant accounting experience, skills and knowledge in the preparation of financial statements in accordance with of U.S. GAAP and financial reporting disclosure requirements under SEC rules.  The Company’s first step in this regard is the appointment of Mr. Richard Liu as Chief Financial Officer by our Board of Directors. Mr. Liu is an experienced professional in the field of financial reporting and other related areas from a public accounting professional to financial executive of U.S. listed companies.  The Company believes that Mr. Liu brings the sufficient accounting skills and experience necessary to enable us to implement and reinforce a rigorous process for collecting and reviewing information required for the preparation of the financial statement, and help us fulfill our public accounting obligations according to U.S. GAAP and the SEC’s rules and regulations with the support from the board and additional personnel experienced in U.S. GAAP and the SEC’s rules to be hired.

The Company has also engaged a professional consulting firm experienced in handling compliance with the requirements of the Sarbanes-Oxley Act of 2002 with respect to internal control over financial reporting in order to assist the Company with improving its internal controls and meet the requirements of Sarbanes-Oxley Act of 2002. In the meantime, the Company has been searching and negotiating with several qualified candidates to serve as the audit committee members so as to establish an audit committee within the Board of Directors of the Company.  The Company is also in the process of establishing an internal audit function and will continue to hire more experienced personnel with expertise in U.S. public company financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management remains committed to improving its internal control over financial reporting and will continue to work to put effective controls in place.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2010, but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

NAME	AGE	POSITION
Dongliang Chen	48	Chairman of the Board and Chief Executive Officer
Shengfan Yan	43	President and Director
Lirong Hu	52	Treasurer and Director
Richard Liu	36	Chief Financial Officer

Dongliang Chen. Dongliang Chen was appointed our Chairman and Chief Executive Officer effective November 13, 2009. Since June 2008, Mr. Chen has served, and he continues to serve, as the Chief Executive Officer and a director of CPG. Mr. Chen is also the Chairman and Chief Executive Officer of Tallyho, a position he has held since December 1996. Prior thereto, Mr. Chen was the CEO of Wuhan Sanrong Group Ltd. From 1990 to 1992, he was the Chief Technology Officer at Union Technology Limited in Hong Kong from 1990 to 1992.  Mr. Chen is a committee member of China Health Management Association of the Chinese Medical Association and also is a visiting professor at Wuhan Bioengineering Institute of China. Mr. Chen’s management experience, having served as our Chairman and Chief Executive Officer since 2009, CPG’s Chairman and Chief Executive Officer since 2008, and as Tallyho’s Chairman and Chief Executive Officer since 1996, along with his industry experience, led us to the conclusion that he should serve as a director of our Company, in light of our business and structure.

Shengfan Yan. Shengfan Yan was appointed our President and a director effective November 13, 2009.  Since June 2008, Shengfan Yan has served, and he continues to serve, as the President and a director of CPG. Mr. Yan is also the President and a director of Tallyho, positions he has held since November 2007. Prior thereto, Mr. Yan was the President of Guangdong Puzhongren Group, a provider of polypeptide protein and polypeptide capsules, from March 2001 through October 2007.  Prior to his employment at Guangdong Puzhongren, he was the General Sales Manager at Guangdong Zhengguo Group, a provider of Anti-cancer drugs.  Mr. Yan holds an Executive MBA from San Yat Sen University and a Bachelor degree from Hunan Normal University with a major in History.  Mr. Yan’s management experience, having served as our President since 2009, CPG’s President since 2008, and as Tallyho’s President since 2007, along with his industry experience and educational background, led us to the conclusion that he should serve as a director of our Company, in light of our business and structure.

Lirong Hu. Lirong Hu was appointed our Treasurer and a director effective November 13, 2009. From November 13, 2009 until March 1, 2010, she also served as our Chief Financial Officer. Since June 2008, Ms. Hu has served, and she continues to serve, as the Chief Financial Officer and a director of CPG. Ms. Hu is also the Chief Financial Officer and a director of Tallyho.  Ms. Hu was appointed the Chief Financial Officer of Tallyho in 1999 and became a director of Tallyho in November 2007.  Prior thereto, Ms. Hu was an accountant at Wuhan Sandi Electronic Apparatus Company from 1991to 1998.  Ms. Hu received a Bachelor’s degree in Industrial Accounting from Hubei University in 1987.  Ms. Hu’s management experience, having served as our Chief Financial Officer and Treasurer, CPG’s Chief Financial Officer and since 2008, and as Tallyho’s Chief Financial Officer since 1999, along with her educational background, led us to the conclusion that she should serve as a director of our Company, in light of our business and structure.

Richard Liu. Richard Liu was appointed as our Chief Financial Officer on March 1, 2010. He has served as a senior executive for a number of private and public U.S. and Chinese companies.  From April 2008 to December 2009, Mr. Liu was the Chief Financial Offer of China Energy Recovery, Inc., a clean technology and alternative energy company listed on the OTCBB.  From October 2006 to March 2008, Mr. Liu was the Chief Executive Officer and a Director of China National Credit Information Services, Inc., a credit advisory company.  From August 2004 to September 2006, he co-founded and served as the Vice President of Finance and Operations and a Director of PanPacifics Technology Holding Ltd., an on-demand global trade management software developer.  Mr. Liu served as the Director of Finance for Kiwa Bio-Tech Products Group Corp., an agricultural bio-technological product producer listed on the OTCBB, from September 2003 to August 2004.  Before that, he was an assistant Chief Financial Officer for YesMobile Holdings Co. Ltd., a Chinese wireless technology company, from July 2000 to July 2001.  Mr. Liu began his career at Arthur Andersen, LLP, a public accounting firm, where he worked from August 1996 to July 2000.  Mr. Liu holds an MBA degree from UCLA and obtained his Bachelor of Engineering from Shanghai Jiao Tong University in China.  Mr. Liu is also a member of the Chinese Institute of Certified Public Accountants (CICPA).

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Directors are elected until their successors are duly elected and qualified.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in Item 13, “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(A) of the Exchange Act.

Code of Ethics

We have not adopted a code of ethics. However, we intend to adopt a code of ethics in the future. We envision that the code of ethics will apply to all of our employees, officers and directors.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert serving on the audit committee. Our entire board of directors currently is responsible for the functions that would otherwise be handled by an audit committee. However, we intend to establish an audit committee of the board of directors in the near future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table – Fiscal Years Ended September 30, 2010 and 2009

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	All Other Compensation ($)	Total ($)
Dongliang Chen,	2010	39,758	-	-	1,600	41,358
Chief Executive Officer(2)	2009	14,069	-	-	1,759	15,828
Richard Liu,	2010	51,310	-	78,990		130,300
Chief Financial Officer	2009	-	-	-	-	-
John Delaney,	2010	-	-	-	-	-
Former Chief Executive Officer(3)	2009	-	-	-	-	-

(1)
Amount shown does not reflect compensation actually received by the named executive officer. The amount represents the grant date value for stock granted to the named executive officer in fiscal years 2010 and 2009 calculated in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. The assumptions used to calculate the value of stock awards are set forth under Note 22 of the Notes to Consolidated Financial Statements included in this report. The trading of the Company’s stock on the OTC Bulletin Board is very limited. The closing stock price as of December 31, 2010 was $0.75 as quoted on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority. Based on this latest closing price, Mr. Liu’s stock award was $19,125 as of September 30, 2010.

(2)
On November 13, 2009, we acquired Cantix in a reverse acquisition transaction that was structured as a share exchange and in connection with that transaction, Mr. Dongliang Chen became our Chairman and Chief Executive Officer.  Prior to the effective date of the reverse acquisition, Mr. Chen served at Canitx’s subsidiary Tallyho as its Chairman and Chief Executive Officer. The annual, long term and other compensation shown in this table include the amount Mr. Chen received from Tallyho prior to the consummation of the reverse acquisition.

(3)	John Delaney resigned from all offices he held with us upon the closing of the reverse acquisition of Cantix on November 13, 2009.

Employment Agreements

On September 1, 2008, we entered into an employment agreement through our PRC operating subsidiary, Tallyho, with our Chief Executive Officer, Mr. Dongliang Chen, pursuant to which Mr. Chen is entitled to a base salary of approximately $3,313 (RMB22,600) per month in fiscal year 2010, subject to increase at our discretion.  Mr. Chen may also receive performance-based bonuses, at our sole discretion, and is eligible to participate in any stock option plan or other share incentive program adopted by us.  The employment agreement was renewed on September 1, 2010 and has a 3-year term expiring August 31, 2013, and is renewable for the same period upon mutual agreement by the expiration date.

On March 1, 2010, we entered into an employment agreement with our Chief Financial Officer, Mr. Richard Liu, pursuant to which Mr. Liu is entitled to an annual base salary of approximately $87,850 (RMB 600,000) per year, subject to increase at our discretion.  Under the agreement, we agreed to grant to Mr. Liu (i) 8,000 shares of our common stock upon execution of the employment agreement and (ii) an additional 90,000 shares of our common stock, to vest in 6 equal installments of 15,000 shares at the beginning of each six-month period during the term of the agreement, with the first 15,000 shares vesting on March 1, 2010.  Pursuant to the employment agreement, Mr. Liu may also receive performance-based bonuses, at our sole discretion, and is eligible to participate in any stock option plan or other share incentive program adopted by us.  The employment agreement has an initial three-year term expiring March 1, 2013, and is automatically renewable for the same period unless a written notice of nonrenewal is given by either Mr. Liu or us at least 90 days prior to expiration.

We have not provided retirement benefits (other than a state pension scheme in which all of our employees in China participate) or severance or change of control benefits to our named executive officers.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding at September 30, 2010 for each of our named executive officers.  Market values are based on our December 31, 2010 closing stock price of $0.75 as quoted on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Richard Liu	-	-	-	-	-	60,000	45,000	-	-

(1)
On March 1, 2010, Mr. Liu received a right to be granted 90,000 shares of our common stock, to vest in 6 equal installments of 15,000 shares at the beginning of each six-month period during the term of his employment agreement, with the first 15,000 shares vesting on March 1, 2010.

Compensation of Directors

No member of our board of directors received any compensation for his services as a director during the year ended September 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of December 31, 2010 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, No. 11 Jiangda Road, Jianghan Economic Development Zone, Wuhan 430023, People’s Republic of China.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership(1)		Percent of Class(2)
Officers and Directors
Dongliang Chen	Chairman and Chief Executive Officer	Common Stock, $0.0001 par value	8,800,000	(3)	73.7%
Shengfan Yan	President and Director	Common Stock, $0.0001 par value	-		-
Lirong Hu	Treasurer and Director	Common Stock, $0.0001 par value	-		-
Jun Li	Vice President and Company Secretary	Common Stock, $0.0001 par value	-		-
Richard Liu	Chief Financial Officer	Common Stock, $0.0001 par value	38,000	(4)	*
All Officers and Directors as a group (5 persons named above)		Common Stock, $0.0001 par value	8,838,000	(3)	74.0%
5% Security Holders
China Polypeptide Group Ltd.		Common Stock, $0.0001 par value	8,800,000	(3)	73.7%
Dongliang Chen		Common Stock, $0.0001 par value	8,800,000	(3)	73.7%

* Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)
A total of 11,939,967 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of December 31, 2010. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)
Dongliang Chen is the Chairman and Chief Executive Officer of China Polypeptide Group Ltd. and he has voting and investment power over securities held by it.  Mr. Chen disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(4)
On March 1, 2010, Mr. Liu received 8,000 shares of our common stock that vested immediately, as well as a right to receive 90,000 shares of our common stock that will vest in 6 equal installments of 15,000 shares at the beginning of each six-month period during the term of his employment agreement, with the first 15,000 shares vesting on March 1, 2010. As of December 31, 2010, 30,000 of these shares have vested and another 15,000 shares will vest on March 1, 2011 during his employment.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2009 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11, “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

•	Mr. Chen, our Chairman and Chief Executive Officer, is also the Chairman and Chief Executive Officer of CPG. CPG is the holder of 73.7% of our outstanding common stock.

•
Pursuant to a Patent License Agreement, dated October 2, 2009, between Mr. Chen and Tallyho, as amended on May 25, 2010, Mr. Chen has licensed to Tallyho the rights to use certain processes and technologies for which Mr. Chen has filed patent applications.

•
Wuhan Hopsun Biological Products Inspection Company Limited (“Wuhan Inspection”), an affiliate company in which Tallyho, one of the Company’s subsidiaries, holds 40% shareholding, advanced to Tallyho payments for relevant expenses for obtaining the necessary special licenses for Wuhan Inspection’s inspection business through and with the assistance of Tallyho. The balances recorded as due to related parties – Wuhan Inspection were $442,689 and $450,642 as of September 30, 2010 and 2009.

•
Effective September 28, 2010, Hopsun entered into a series of contractual arrangements with Xingpu and its shareholders, Mr. Dongliang Chen, the Company’s Chief Executive Officer and Board Chairman, and Mr. Shengfan Yan, the Company’s President and Director, pursuant to which Xingpu became the Company’s variable interest entity, or VIE.  The VIE agreements include:

a)
Exclusive Business Cooperation Agreement. Xingpu has entered into an Exclusive Business Cooperation Agreement with Hopsun, which agreement provides that Hopsun will be the exclusive provider of business support, technical and consulting services to Xingpu and that Xingpu will pay the service fees determined based on a percentage of Xingpu’s profit before tax, which is determined and adjustable at the sole discretion of Hopsun. The time of payment is also determined at the sole discretion of Hopsun.

b)
Proxy Agreement. Each of the shareholders of Xingpu has executed a Proxy Agreement irrevocably granting and entrusting Hopsun, for the maximum period permitted by law, with all of his voting rights as a shareholder of Xingpu and to vote on his behalf for all matters requiring shareholder approval, including but not limited to, the sale, transfer, pledge, or disposition of his shareholding in Xingpu. Hopsun shall exercise such rights in accordance with and within the limitations of the laws of the PRC and the Articles of Association of Xingpu.

c)
Equity Pledge Agreement. Hopsun and the shareholders of Xingpu have entered into an Equity Pledge Agreement, pursuant to which each such shareholder pledges all of his equity interest of Xingpu to Hopsun as a security for the obligations of Xingpu and each shareholders under the Exclusive Business Cooperation Agreement and the payment of services fees under such an agreement. The Pledge shall refer to the rights owned by Hopsun, who shall be entitled to a priority in receiving payment by the proceeds from the auction or sale of the equity interest pledged by each shareholders of Xingpu to Hopsun.  Such Xingpu shareholders have agreed not to dispose of the pledged equity interests or take any actions that would prejudice Hopsun’s interest.

d)
Exclusive Option Agreement. Each of the shareholders of Xingpu has entered into an Exclusive Option Agreement, which provides that Hopsun will be entitled to acquire such shares from the current shareholders upon certain terms and conditions, to be extent permitted under the PRC law. The Exclusive Option Agreement also prohibits the current shareholders of Xingpu from disposing of their equity interests without written consent of Hopsun.  Hopsun has not yet taken any corporate action to exercise this right of purchase, and there is no guarantee that it will do so or will be permitted to do so by applicable law at such time as it may wish to do so.

In accordance with Accounting Standards Codification (“ASC”) Topic 810 and its related subtopics (formerly FASB Interpretation No. 46R, Consolidation of Variable Interest Entities), Xingpu is a VIE of the Company and the Company is the primary beneficiary of Xingpu through Hopsun.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Parents of the Company

CPG currently owns 73.7% of our common stock.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Registered Public Accounting Firm’s Fees

The following is a summary of the fees billed to the Company by its principal accountants for professional services rendered for the fiscal years ended September 30, 2010 and 2009:

	Fiscal Year Ended September 30,
	2010	2009
Audit Fees	$195,000	$116,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	195,000	116,000

“Audit Fees” consisted of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-Q and for any other services that were normally provided in connection with our statutory and regulatory filings or engagements.

“Audit Related Fees” consisted of the aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and were not otherwise included in Audit Fees.

“Tax Fees” consisted of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. Included in such Tax Fees were fees for preparation of our tax returns and consultancy and advice on other tax planning matters.

“All Other Fees” consisted of the aggregate fees billed for products and services provided and not otherwise included in Audit Fees, Audit Related Fees or Tax Fees.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Bernstein & Pinchuk LLP for our consolidated financial statements as of and for the year ended September 30, 2010.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
2.1
Stock Exchange Agreement, dated as of November 13, 2009, by and among the registrant, China Polypeptide Group Ltd. and Cantix International Limited [Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on November 17, 2009]

3.1*	Certificate of Incorporation of the registrant, as amended to date

Exhibit No.	Description
3.2	Bylaws of the registrant [Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed on May 23, 2008]

4.1	Warrant to Purchase Common Stock issued December 16, 2009 [Incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on January 13, 2010]

10.1
Share Purchase Agreement, dated as of August 25, 2010, by and between the registrant and Wealth Chance Investments Ltd. (English Translation) [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 2, 2010]

10.2
Share Purchase Agreement, dated as of April 16, 2010, by and between the registrant and Step Best Investments Ltd. (English Translation) [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 22, 2010]

10.3	Form of Securities Purchase Agreement, dated December 16, 2009 [Incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on January 13, 2010]

10.4
Agreement for Return on Purchase Price, dated as of July 14, 2008, by and among Wuhan Tallyho Biological Product Co., Ltd., Wuhan Polypeptide Anti-Aging Research and Development Co., Ltd., Moneyeasy Industries Limited and the shareholders of Wuhan Tallyho Biological Product Co., Ltd. and Wuhan Polypeptide Anti-Aging Research and Development Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 17, 2009]

10.5
Stock Purchase Agreement, dated November 5, 2007, among Moneyeasy Industries Limited, Wuhan Tallyho Biological Product Co., Ltd. and its shareholders (English Translation) [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 17, 2009]

10.6
Stock Purchase Agreement, December 18, 2007, between Moneyeasy Industries Limited, Wuhan Polypeptide Anti-Aging Research & Development Co., Ltd. and its shareholders (English Translation) [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on November 17, 2009]

10.7
Agency Contract, dated as of June 30, 2009, between Guangdong Hopsun Polypeptide Biological Technology Co., Ltd. and Jinjiang Shukun Food Trade Co., Ltd (English Translation) [Incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on November 17, 2009]

10.8
Supplementary Agreement, dated as of October 26, 2009, between Guangdong Hopsun Polypeptide Biological Technology Co., Ltd. and Jinjiang Shukun Food Trade Co., Ltd (English Translation) [Incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on November 17, 2009]

10.9
Loan Agreement, dated as of December 5, 2008, between Guangdong Hopsun Polypeptide Biological Technology Co., Ltd. and Era Biotechnology (Shenzhen) Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on November 17, 2009]

10.10
Supplementary Agreement, dated as of July 28, 2009, between Guangdong Hopsun Polypeptide Biological Technology Co., Ltd. and Era Biotechnology (Shenzhen) Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on November 17, 2009]

10.11
Ceiling Amount Security and Loan Contract between Wuhan Xianfeng Rural Credit Cooperative, Wuhan Fanya Peptide Material Research Ltd. and Wuhan Tallyho Biological Product Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on November 17, 2009]

10.12
Employment Agreement, dated as of March 1, 2010, between the registrant and Mr. Richard Liu [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 5, 2010]

10.13*
Patent License Agreement, dated October 2, 2009, between Dongliang Chen and Wuhan Tallyho Biological Product Co., Ltd, and the supplementary agreement, dated May 25, 2010, in relation thereto (English Translation).

Exhibit No.	Description
10.14*
Exclusive Business Cooperation Agreement, dated September 28, 2010, between Guangdong Hopsun Polypeptide Biological Technology Co., Ltd. and Guangdong Xinpu Polypeptide Research Co., Ltd. (English translation)

10.15*	Proxy Agreement, dated September 28, 2010, among Guangdong Hopsun Polypeptide Biological Technology Co., Ltd., Dongliang Chen and Shengfan Yan (English translation)

10.16*
Equity Pledge Agreement, dated September 28, 2010, among Guangdong Hopsun Polypeptide Biological Technology Co., Ltd., Dongliang Chen, Shengfan Yan and Guangdong Xinpu Polypeptide Research Co., Ltd. (English translation)

10.17*
Exclusive Option Agreement, dated September 28, 2010, among Guangdong Hopsun Polypeptide Biological Technology Co., Ltd., Dongliang Chen, Shengfan Yan and Guangdong Xinpu Polypeptide Research Co., Ltd. (English translation)

21	List of subsidiaries of the registrant [Incorporated by reference to Exhibit 21.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2009]

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: January 13, 2011
CHINA POLYPEPTIDE GROUP, INC.

By:	/s/ Dongliang Chen
Dongliang Chen
Chief Executive Officer

By:	/s/ Richard Liu
Richard Liu
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dongliang Chen	Chairman and Chief Executive Officer	January 13, 2011
Dongliang Chen	(Principal Executive Officer)

/s/ Richard Liu	Chief Financial Officer	January 13, 2011
Richard Liu	(Principal Financial and Accounting Officer)

/s/ Shengfan Yan	President and Director	January 13, 2011
Shengfan Yan

/s/ Lirong Hu	Treasurer and Director	January 13, 2011
Lirong Hu

CHINA POLYPEPTIDE GROUP, INC.

Index to Consolidated Financial Statements of China Polypeptide Group, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
China Polypeptide Group, Inc.

We have audited the accompanying consolidated balance sheets of China Polypeptide Group, Inc., its subsidiaries and variable interest entity (together the “Group”) as of September 30, 2010 and 2009 and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows (together the “consolidated financial statements”) for each of the years in the two-year period ended September 30, 2010.  The Group’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Group’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

New York, NY
January 13, 2011

China Polypeptide Group, Inc.
Consolidated Balance Sheets

	September 30,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$14,421,012	$4,439,732
Accounts receivable, net	5,956,039	14,666,836
Inventories, net	525,319	970,685
Prepayments and other receivables, net	2,659,871	5,404,943
Amounts due from staff	7,993,826	5,460,867
Deferred tax assets	782,355	277,335
Other assets	419,111	411,824
Total Current Assets	32,757,533	31,632,222

Property, plant and equipment, net	11,867,665	6,943,440
Deposit for land use rights	5,552,160	440,100
Land use rights, net	279,450	280,953
Investment in equity affiliates	227,351	254,286
Intangible assets, net	42,829	-
Goodwill	-	113,792
Total Assets	$50,726,988	$39,664,793

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$2,199,212	$573,401
Accrued expenses and other liabilities	1,525,934	2,449,129
Taxes payable	5,597,799	6,404,040
Short-term loans	519,550	566,262
Deferred revenue	-	3,928,804
Amounts due to related parties	442,689	7,097,865
Total Current Liabilities	10,285,184	21,019,501

Commitments and Contingencies	-	-

Shareholders’ equity
Common stock: 120,000,000 shares authorized, $0.0001 par value, 11,939,967 shares and 8,800,000 shares issued and outstanding as of September 30, 2010 and 2009, respectively	1,194	880
Additional paid-in capital	16,231,912	638,404
Deferred compensation	(77,355)	-
Unappropriated retained earnings	22,194,795	16,842,439
Appropriated retained earnings	1,283,484	1,144,448
Accumulated other comprehensive income	807,774	19,121
Total Shareholders’ Equity	40,441,804	18,645,292
Total Liabilities and Shareholders’ Equity	$50,726,988	$39,664,793

See notes to consolidated financial statements.

China Polypeptide Group, Inc.
Consolidated Statements of Income and Comprehensive Income

	Years Ended September 30,
	2010	2009
Revenues	$38,061,827	$37,724,869
Cost of sales	2,986,612	2,247,048

Gross profit	35,075,215	35,477,821

Operating expenses
Selling and administrative expenses	27,311,609	22,842,559

Operating income	7,763,606	12,635,262

Other income (expense)
Interest income (expense), net	(66,682)	177,437
Equity loss in affiliates	(30,866)	(30,611)
Gain on disposal of associates	-	42,433
Loss on impairment of goodwill	(113,713)	-
Other income (expense)	(673,241)	412,820
	(884,502)	602,079
Income before income tax expense	6,879,104	13,237,341

Income tax expense	1,387,712	2,715,274

Net income	5,491,392	10,522,067

Other comprehensive income
Foreign currency translation gain	788,653	52,102

Comprehensive income	$6,280,045	$10,574,169

Earnings per share
Basic and diluted	$0.51	$1.20

Weighted average number of common shares outstanding:
Basic and diluted	10,681,123	8,800,000

See notes to consolidated financial statements.

China Polypeptide Group, Inc.
Consolidated Statements of Shareholders’ Equity

							Other
			Additional		Unappropriated	Appropriated	comprehensive	Total
		Shareholders’	paid-in	Deferred	retained	retained	income	Shareholders’
	Share	capital	capital	compensation	earnings	earnings	(loss)	Equity

Balance as of September 30, 2008	8,800,000	880	168,964	-	6,449,420	1,015,400	(32,981)	7,601,683

Net income for the year		-	-	-	10,522,067	-	-	10,522,067

Additional paid-in capital contributed		-	469,440	-	-	-	-	469,440

Appropriated retained earnings		-	-	-	(129,048)	129,048	-	-

Foreign currency translation		-	-	-	-	-	52,102	52,102

Balance as of September 30, 2009	8,800,000	$880	$638,404	$-	$16,842,439	$1,144,448	$19,121	$18,645,292

Reverse acquisition between the Company and Cantix (Note 1)	1,200,000	120	-	-	-	-	-	120

Common stock issued for financing (Note 22)	1,861,967	186	7,551,624	-	-	-	-	7,551,810

Warrants issued related to financing (Note 22)			1,257,593	-	-	-	-	1,257,593

Common stock issued for services	78,000	8	187,196	(77,355)	-	-	-	109,849

Conversion of debt as additional paid-in capital (Note 18 (b))			6,597,095	-	-	-	-	6,597,095

Net income for the year				-	5,491,392	-	-	5,491,392

Appropriated retained earnings				-	(139,036)	139,036	-	-

Foreign currency translation		-	-	-	-	-	788,653	788,653

Balance as of September 30, 2010	11,939,967	$1,194	$16,231,912	$(77,355)	$22,194,795	$1,283,484	$807,774	$40,441,804

See notes to consolidated financial statements.

China Polypeptide Group, Inc.
Consolidated Statements of Cash Flows

	Years Ended September 30,
	2010	2009
Cash flow from operating activities
Net income	$5,491,392	$10,522,067
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	379,362	295,688
Disposal of property, plant and equipment	36,742	-
Bad debts provision	3,859,826	579,096
Amortization of stock-based compensation	60,135	-
Gain on disposal of associates	-	(42,433)
Equity loss in affiliates	30,866	30,611
Loss on impairment of goodwill	113,713	-
Changes in operating assets and liabilities
Accounts receivable	7,982,851	(13,618,806)
Amounts due to related parties	-	345,271
Inventories	454,186	(415,930)
Prepayments and other receivables	(245,014)	(3,050,809)
Amounts due from staff	(2,392,301)	(2,851,408)
Other assets	(491,076)	(117,259)
Accounts payable	541,747	765,195
Accrued expenses and other liabilities	(857,597)	(458,725)
Deferred revenue	(3,926,087)	3,924,787
Taxes payable	(902,955)	3,966,775
Net cash provided by (used in) operating activities	10,135,790	(125,880)

Cash flow from investing activities
Purchases of property, plant and equipment	(4,065,603)	(70,818)
Purchases of intangible assets	(56,074)	(1,465,500)
Proceeds from disposal of associates	-	33,199
Cash paid to acquire land use rights	(5,012,046)	(442,310)
Net cash used in investing activities	(9,133,723)	(1,945,429)

Cash flow from financing activities
Proceeds from private placements, net	8,809,403	-
Proceeds from (Repayment of) related parties loans	(31,976)	594,512
Repayment of a bank loan	(55,707)	(35,172)
Net cash provided by financing activities	8,721,720	559,340

Effect of exchange rate fluctuation on cash and cash equivalents	257,493	33,287
Net increase (decrease) in cash and cash equivalents	9,981,280	(1,478,682)
Cash and cash equivalents, beginning of year	4,439,732	5,918,414
Cash and cash equivalents, end of year	$14,421,012	$4,439,732

Supplemental disclosure of cash flow information:
Income taxes paid	$3,199,333	$1,088,688
Interest paid	$41,776	$96,668

Supplemental disclosure of non-cash transactions:
Conversion of debt as additional paid-in capital (Note 18 (b))	$6,597,095	$-

See notes to consolidated financial statements.

China Polypeptide Group, Inc.
Notes to Consolidated Financial Statements

Note 1 - Principal Activities and Organization

The consolidated financial statements include the financial statements of China Polypeptide Group, Inc. (“CPGI” or the “Company”), its subsidiaries and variable interest entity (“VIE”), Cantix International Limited (“Cantix”), Moneyeasy Industries Limited (“Moneyeasy”), Wuhan Tallyho Biological Product Co., Limited (“Tallyho”), Guangdong Hopsun Polypeptide Biological Technology Co., Limited (“Hopsun”), Wuhan Polypeptide Anti-Aging Research & Development Co., Limited (“Anti-Aging”), and Guangdong Xingpu Polypeptide Research Co., Limited (“Xingpu”). The Company, its subsidiaries and VIE are collectively referred to as the “Group”.

Principal Activities

The Company, formerly known as Hamptons Extreme, Inc., was incorporated under the laws of the State of Delaware in March 2007. The Company was formed to engage in the design, manufacturing, distribution and marketing of surfboards and related equipment.  After the Exchange (as defined below), the Company, through its operating subsidiaries in the People’s Republic of China (the “PRC”), is principally engaged in research, development, manufacturing, marketing and sales of polypeptide-based nutritional supplements, health foods, functional foods and related ingredient products.

Cantix, a wholly owned subsidiary of the Company, was incorporated in British Virgin Islands (the “BVI”) on January 29, 2007. Cantix is a holding company with minimum activities.

Moneyeasy, a wholly owned subsidiary of Cantix,  was incorporated in Hong Kong on August 25, 2006, is a holding company with minimum activities.

Tallyho was founded on December 2, 1996 in the PRC with a paid-in capital of $5,854,361 (RMB40,230,000) and has been engaged in research, production and sales of polypeptide-based nutritional supplements, health food products and related ingredient products. Tallyho is a wholly owned subsidiary of Moneyeasy.

Hopsun was founded on November 13, 2007 in the PRC. It is a wholly owned subsidiary of Tallyho with $1,424,055 (RMB10,000,000) initial paid-in capital which was later increased to $2,008,227 (RMB14,000,000) and specializes in service-based sales of health and anti-aging products.

Anti-Aging was founded on June 13, 2007 in the PRC, with $1,045,246 (RMB8,000,000) paid-in capital and specialized in research and development of polypeptide-based health products and provision of related technological services. Anti-Aging is a wholly owned subsidiary of Moneyeasy.

Xingpu is a development stage company established in March 2, 2010. Its registered capital is approximately $29,255,164 (RMB200,000,000) of which $5,851,033 (RMB40,000,000) was paid up as of September 30, 2010. The equity holders of Xingpu are Mr. Dongliang Chen, the Company’s Chief Executive Officer and the Chairman of the Board, and Mr. Shengfan Yan, the President and a director of the Company, with each holding a 50% equity interest of Xingpu. Xingpu’s business scope includes polypeptide product development, real estate investment, technology transfer, technical consultation, import and export, etc. with the current purpose to develop the Group’s regional headquarter and its research and development center.

Effective September 28, 2010, Hopsun entered into a series of contractual arrangements with Xingpu and its equity holders consisting of a series of agreements, including an Exclusive Business Cooperation Agreement, through which Hopsun has the right to advise, consult with, manage and operate Xingpu, and to collect fees based on its profits. Xingpu's equity holders have also granted their voting rights over Xingpu to Hopsun. In order to further reinforce Hopsun's rights to control and operate Xingpu, Xingpu and its equity holders have granted Hopsun the exclusive right and option to acquire all of their equity interests in Xinpu. Further, Xingpu’s equity holders have pledged all of their rights, titles and interests in Xingpu to Hopsun. As both companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred from the beginning of the periods presented.  CPGI consolidates Xingpu’s results, assets and liabilities in its financial statements.

On November 13, 2009, the Company, Cantix and the shareholders of Cantix entered into a stock exchange agreement (the “Stock Exchange Agreement”), pursuant to which the Company acquired all of the issued and outstanding shares of common stock of Cantix from the Cantix shareholders in exchange for 8,800,000 shares of common stock of the Company, representing approximately 88% of the issued and outstanding shares of common stock of the Company (the “Exchange”). After the Exchange, Cantix became a wholly-owned subsidiary of the Company.

Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), the Exchange is treated as a reverse acquisition, and the consolidated financial statements of the Company have been retroactively adjusted to reflect the Exchange from the beginning of the periods presented. The Exchange has been accounted for as a reverse acquisition and recapitalization (the “Reorganization”) of the Company, whereby Cantix is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The historical consolidated financial statements for the periods prior to November 13, 2009 are solely of Cantix except that the equity section and earnings per share have been retroactively restated to reflect the Exchange.

On December 1, 2009, all shares and per share numbers set forth in this Note 1 reflect an 8-for-1 forward stock split effectuated by the Company, pursuant to which each one (1) share of the Company’s common stock issued and outstanding on December 1, 2009 automatically converted into eight(8) shares of the Company’s common stock.

Note 2 - Summary of Significant Accounting Policies and Practices

(a) Basis of Presentation

The consolidated financial statements have been prepared in accordance with U.S. GAAP.

In accordance with Accounting Standards Codification (“ASC”) Topic 810 and its related subtopics “Consolidation of Variable Interest Entities” ("ASC Topic 810"), VIEs are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. All VIEs with which the Company is involved must be evaluated to determine the primary beneficiary of the risks and rewards of the VIEs. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The Company has concluded that Xingpu is a VIE and that the Company is the primary beneficiary and loss absorber as of September 30, 2010. Under the requirements of ASC Topic 810 the Company consolidated the financial statements of Xingpu.

The consolidated financial statements include the financial statements of the Company, its subsidiaries and VIE. All significant inter-company transactions and balances have been eliminated in consolidation.

(b) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions relating to the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenues; the allowance for doubtful receivables; deposit for land use rights; recoverability of the carrying amount of property and equipment, goodwill and intangible assets; fair values of financial instruments; and the assessment of contingent obligations.  These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable.  Actual results could differ from those estimates.

(c) Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand and current deposits with banks. The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(d) Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The allowance for doubtful accounts is the Group’s best estimate of the amount of probable credit losses in the Group’s existing accounts receivable.  The Group determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Group does not have any off-balance-sheet credit exposure related to its customers. As of September 30, 2010 and 2009, $1,570,754 and $717,451 allowances for doubtful accounts were provided respectively.

(e) Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average cost method. Inventories embraces raw materials, low-value consumables, packaging materials, work in process and finished goods. Cost of finished goods comprises direct material, direct production cost and an allocated portion of production overheads based on normal operating capacity.

The Group evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventories by reviewing the net realizable value on a periodic basis. Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, a provision is accrued for the difference with charges to cost of sales.

(f) Prepayments and Other Receivables

As needed for normal business purposes, the Group advances predetermined amounts based upon internal policy to certain employees and unrelated parties to ensure certain transactions to be performed in a timely manner. The Group has full oversight and control over the advanced accounts except for the loans to ERA Bio-Technology (Shenzhen) Co., Ltd. (“ERA Biotech”). As of September 30, 2010 and 2009, $3,145,468 and $54,263 allowances for doubtful accounts were provided respectively (Note 7).

(g) Property, Plant and Equipment

Property, plant and equipment are stated at historical cost less accumulated depreciation and impairment. The historical cost of acquiring an item of property, plant and equipment includes the costs necessarily incurred to bring it to the condition and location necessary for its intended use. If an item of property, plant and equipment requires a period of time in which to carry out the activities necessary to bring it to that condition and location, the interest cost incurred during that period as a result of expenditures for the item is a part of the historical cost. This item is categorized as construction in progress and is not depreciated until substantially all the activities necessary to bring it to the condition and location necessary for its intended use are completed.

Depreciation of property, plant and equipment is calculated using the straight-line method (after taking into account their respective estimated residual value) over the estimated useful lives of the assets as follows.

Asset	Useful lives
Buildings and improvements	5~40 years
Machinery and equipment	5~10 years
Furniture and office equipment	2~5 years
Motor vehicles	5 years

Depreciation of property, plant and equipment attributable to manufacturing activities is capitalized as part of inventories, and expensed to cost of goods sold when inventories are sold.

Expenditure for maintenance and repairs is expensed as incurred.

The gain or loss on the disposal of property, plant and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets and is recognized in the consolidated statements of income and comprehensive income.

Construction in progress represented capital expenditure in respect of direct costs of construction or acquisition and design fees incurred.  Capitalization of these costs ceases and the construction in progress is transferred to the appropriate category of property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed.  Construction in progress is not depreciated.

(h)  Land Use Rights

Land use rights represent payments for the rights to use certain parcels of land for a certain period of time in the PRC. Land use rights are carried at cost and charged to expense on a straight-line basis over the period the rights are granted, i.e., 50 years.

(i) Investment in Equity Affiliates

Investment in affiliates consists of ownership in associated companies, which the Group exercises significant influence, usually a percentage ownership between 20% and 50%, and is accounted for under the equity method of accounting. Under the equity method of accounting, an investee’s accounts are not reflected within the Group’s consolidated balance sheets and statements of income and comprehensive income; however, the Company’s share of the earnings or losses of the investee are reflected in the caption “Equity in loss in affiliates” in the consolidated statements of income and comprehensive income. The Group’s carrying value in an equity method investee is reflected in the caption “Long-term Investment” in the Group’s consolidated balance sheets.

When the Group’s carrying value in an equity method investee is reduced to zero, no further losses are recorded in the Group’s consolidated financial statements unless the Group guaranteed obligations of the investee or has committed additional funding. When the investee subsequently reports income, the Group will not record its share of such income until it equals the amount of its share of losses not previously recognized.

(j) Goodwill

Goodwill represents the excess of acquisition costs over the fair value of tangible net assets and identifiable intangible assets of businesses acquired. Goodwill and certain other intangible assets deemed to have indefinite lives are not amortized. Intangible assets determined to have definite lives are amortized over their useful lives. Goodwill and indefinite lived intangible assets are subject to impairment testing annually as of the fiscal year-end or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable, using the guidance and criteria described in ASC Topic 350, “Goodwill and Other Intangible Assets”. This testing compares carrying values to fair values and, when appropriate, the carrying value of these assets is reduced to fair value.

The goodwill related to the acquisition of Anti-Aging of $113,713 was assessed to be impaired as of September 30, 2010.  There was no impairment of goodwill as of September 30, 2009.

(k) Impairment of Long-Lived Assets

Long-lived assets held and used by the Group are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is determined by comparing the carrying amount of an asset to future undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  There is no impairment of other long-lived assets except for goodwill (Note 2 (j)) as of September 30, 2010 and 2009.

(l) Appropriated Retained Earnings

The income of the Group’s PRC subsidiaries is distributable to its equity holders after transfer to reserves as required by relevant PRC laws and regulations and the subsidiaries’ articles of association. Appropriations to the reserves are approved by the respective boards of directors.

Reserves include statutory reserves and other reserves. Statutory reserves can be used to make good previous years’ losses, if any, and may be converted into capital in proportion to the existing equity interests of shareholders, provided that the balance after such conversion is not less than 25% of the registered capital. The appropriation of statutory reserve may cease to apply if the balance of the fund is equal to 50% of the entity’s registered capital. Pursuant to relevant PRC laws and articles of association of Tallyho, Hopsun, Anti-Aging and Xingpu, the appropriation to the statutory reserves and other reserves is 10% of net profit after taxation of respective entity, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the consolidated financial statements prepared in accordance with U.S. GAAP might differ from those reflected in the statutory financial statements of the Group’s subsidiaries.

As of September 30, 2010 and 2009, the statutory reserve recorded by the Group’s PRC subsidiaries amounted to $1,283,484 and $1,144,448, respectively.

(m) Revenue Recognition

The Group recognizes revenue in accordance with ASC Topic 605. All of the following criteria must exist in order for the Group to recognize revenue: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller's price to the buyer is fixed or determinable; and (4) collectability is reasonably assured.

Revenue is recognized when products are delivered and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

(n) Research and Development Costs

Research and development costs are expensed as incurred.  These expenses consist of the costs of the Group’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to $311,226 and $285,496 for the years ended September 30, 2010 and 2009, respectively.

(o) Advertising

The Group expenses all advertising costs as incurred. The advertising cost for the years ended September 30, 2010 and 2009 was $49,947 and $29,421, respectively.

(p) Retirement and Other Postretirement Benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately $398,053 and $187,853 for the years ended September 30, 2010 and 2009, respectively.

 (q) Foreign Currency Translation and Transactions

The Company’s functional currency is the United States dollar (“$” or “US$”). The functional currency of the Company’s subsidiaries and VIE in the PRC is Renminbi (“RMB”) and in Hong Kong is the Hong Kong dollar (“HK$”).

At the date a foreign currency transaction is recognized, each asset, liability, revenue, expense, gain, or loss arising from the transaction is measured initially in the functional currency of the recording entity by use of the exchange rate in effect at that date.  The increase or decrease in expected functional currency cash flows upon settlement of a transaction resulting from a change in exchange rates between the functional currency and the currency in which the transaction is denominated is recognized as foreign currency transaction gain or loss that is included in determining net income for the period in which the exchange rate changes. At each balance sheet date, recorded balances that are denominated in a foreign currency are adjusted to reflect the current exchange rate.

The Company’s reporting currency is US$. Assets and liabilities of the PRC subsidiaries and VIE are translated at the current exchange rate at the balance sheet dates, and revenues and expenses are translated at the average exchange rates during the reporting periods. Translation adjustments are reported in other comprehensive income.

(r) Income Taxes

The Group adopted ASC Topic 740  “Accounting for Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes.

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

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Group intends to settle its current tax assets and liabilities on a net basis.

(s) Uncertain Tax Positions

The Group follows ASC Topic 740  “Accounting for Uncertainty in Income Taxes”. ASC Topic 740 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Group did not have any interest and penalties associated with tax positions as of September 30, 2010 and 2009.

(t) Earnings per Share

Earnings per share are calculated in accordance with ASC Topic 260  “Earnings Per Share”. Basic earnings per share are computed by dividing income attributable to holders of common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares.

(u) Comprehensive Income

The Group follows ASC Topic 220  “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC Topic 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. During the periods presented, the Group’s comprehensive income represents its net income and foreign currency translation adjustments.

(v) Commitments and Contingencies

In the normal course of business, the Group is subject to loss contingencies, such as legal proceedings and claims arising out of its business, that cover a wide range of matters, including, among others, government investigations, product and environmental liability, and tax matters. In accordance with ASC Topic 450 (SFAS No. 5, “Accounting for Contingencies”), the Group records accruals for such loss contingencies when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Historically, the Group has not experienced any material service liability claims.

(w) Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts and notes receivable, prepayments and other receivables, short-term loans, accounts and notes payable, other payables and amounts due to related party. The carrying amounts of these financial instruments approximate their fair value due to the short term maturities of these instruments.

The Group adopted ASC Topic 820-10  “Fair Value Measurements” on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC Topic 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Group has not adopted ASC Topic 820-10 for non-financial assets and non-financial liabilities, as these items are not recognized at fair value on a recurring basis.

ASC Topic 820-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Group considers the principal or most advantageous market in which it would transact and it considers assumptions that market participants would use when pricing the asset or liability.

ASC Topic 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC Topic 820-10 establishes three levels of inputs that may be used to measure fair value:

-	Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.
-
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

-	Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

(x) Recently Issued Accounting Pronouncements

In February 2010, FASB issued ASU No. 2010-09 “Subsequent Events” (“ASC Topic 855”) which removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This amendment shall be applied prospectively for interim or annual financial periods ending after June 15, 2010. The Group does not believe the adoption will have a material effect on the Group's consolidated financial statements.

The FASB has issued ASU 2010-06, Fair Value Measurements and Disclosures (ACS Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

-	A reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
-	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

-
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

-	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted.

In July 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010, except for the expanded disclosure requirements. The Group is currently evaluating the potential impact, if any, of this ASU on its consolidated financial statements.

Note 3 - Significant Risks

(a)    Foreign Currency Risk

The Group transacts all of its business in RMB, which is not freely convertible into foreign currencies. On January 1, 1994, the PRC government abolished the dual rate system and introduced a single rate of exchange as quoted daily by the People’s Bank of China (the “PBOC”). However, the unification of the exchange rates does not imply that RMB may be readily convertible into US$ or other foreign currencies. All foreign exchange transactions continue to take place either through the PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the PBOC. Approval of foreign currency payments by the PBOC or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Additionally, the value of RMB is subject to changes in central government policies and international economic and political developments affecting supply and demand in the PRC foreign exchange trading system market.

(b)  Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts and notes receivable. As of September 30, 2010 and 2009, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

(c)  Concentration of Customers

The top six third-party customers accounted for approximately 15% of the consolidated revenues for the year ended September 30, 2010 and the top seven third-party customers accounted for approximately 23% of the consolidated revenues for the year ended September 30, 2009.

The top six third-party customers accounted for 67% of the accounts receivable as of September 30, 2010 and the top seven third-party customers accounted for 91% of the accounts receivable as of September 30, 2009.

(d) Concentration of Suppliers

The top five third-party suppliers accounted for approximately 62% of the total purchase for the year ended September 30, 2010 while approximately 59% for the year ended September 30, 2009.

The top five third-party suppliers accounted for 56% of the accounts payable as of September 30, 2010 and the top five third-party suppliers accounted for 46% of the accounts payable as of September 30, 2009.

Note 4 – Earnings per Share

The Group reports earnings per share in accordance with ASC Topic 260  “Earnings per Share”.  ASC Topic 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share.  Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The following is a reconciliation of the basic and diluted earnings per share computations for the years ended September 30, 2010 and 2009:

	Years Ended September 30,
	2010	2009
For the years ended September 30, 2010 and 2009

Net income for basic and diluted earnings per share	$5,491,392	$10,522,067

Weighted average number of common shares outstanding – basic and diluted *	10,681,123	8,800,000

Earnings per share – basic and diluted	$0.51	$1.20

* All the outstanding warrant shares do not have dilutive effect on earnings per share.

Note 5 - Accounts Receivable, net

	September 30,
	2010	2009
Accounts receivable	$7,526,793	$15,384,287
Allowance for doubtful accounts	(1,570,754)	(717,451)
	$5,956,039	$14,666,836

The movement of allowance for doubtful accounts for the years ended September 30, 2010 and 2009 is as follows:

	Years Ended September 30,
	2010	2009
Allowance for doubtful accounts, beginning of the year	$717,451	$117,365
Addition	849,221	688,158
Reduction	(23,803)	(89,347)
Translation adjustment	27,885	1,275
Allowance for doubtful accounts, end of the year	$1,570,754	$717,451

Note 6 – Inventories, net

	September 30,
	2010	2009

Raw materials	$179,993	$154,874
Work in progress	226,844	99,870
Finished goods	29,541	599,948
Low-value consumables and packaging materials	88,941	115,993
	$525,319	$970,685

Note 7 - Prepayments and Other Receivables

	September 30,
	2010	2009

ERA Bio-Technology (Shenzhen) Co., Ltd. (a)	$4,078,769	$4,007,843
Other receivables and prepaid expenses	1,360,730	995,284
Advance to suppliers	285,892	456,079
	5,725,391	5,459,206
Allowance for doubtful accounts	(3,145,468)	(54,263)
	$2,579,923	$5,404,943

(a)
As of September 30, 2010, the Group lent $4,078,769, in aggregate to ERA Biotech.  $2,314,089 of such loans was due on August 11, 2009 and was extended to July 28, 2010 on July 28, 2009. The remaining $1,764,680 balance of such loans matured on June 9, 2010. The Group has entered into a non-binding letter of intent with ERA Biotech to convert such loans into shares of ERA Biotech.  However, no definitive agreement has been reached.  Based on the new development, the Company evaluated the collectability of such loan balance and determined to provide a bad debt allowance of $2,585,809 as of September 30, 2010.

Note 8 – Amounts Due from Staff

Amounts due from staff represent various advances to certain employees for business purposes and receivables from sales managers due to certain amounts of funds collected from customers by sales managers of Hopsun and kept at respective bank accounts for working capital purposes. Hopsun has entered into a cash advance custody agreement with each sales manager which stipulates the ownership and all the other rights related to such funds belong to Hopsun and each sales manager bears various legal responsibilities including guarding the safety of such funds. In addition to other control measures, these bank accounts are operated by Hopsun instead of sales managers. Amounts due from staff amounted to $7,993,826 and $5,460,867 as of September 30, 2010 and 2009, respectively.

Note 9 – Property, Plant and Equipment

	September 30,
	2010	2009

Buildings and improvement	$9,885,136	$2,263,059
Machinery and equipment	2,315,357	629,806
Furniture and office equipment	517,850	294,680
Motor vehicles	786,501	629,661
	13,504,844	3,817,206
Accumulated depreciation	(1,637,179)	(1,274,766)
	11,867,665	2,542,440
Construction in progress	-	4,401,000
	$11,867,665	$6,943,440

A building owned by the Group with net book value of $1,038,167 was pledged, as renewed as of September 30, 2010, by the Group to Wuhan Rural Commercial Bank for a loan of $507,606, borrowed by Wuhan Pan-Asia Peptide Material Research Co. Limited (“Wuhan Pan-Asia”), an unrelated third party. Wuhan Pan-Asia entered into an agreement with the Group for a loan facility of $746,480 to the Group in exchange for the pledge. As of September 30, 2010, the balance due to Wuhan Pan-Asia in this relation was repaid in August 2010 (Note 16).

Depreciation expense for the years ended September 30, 2010 and 2009 was $358,987 and $291,720, respectively.

As of September 30, 2010, the construction of a new factory with estimated total original value of $8,757,598 located in Wuhan, Hubei Province, the PRC is completed and transferred from construction in progress to fixed assets but is still subject to final assessment.

Note 10 – Deposit for Land Use Rights

Deposit for land use rights represents the payments that are paid to the government to secure the land use rights of the land lots in Guangzhou Science Park for future regional headquarters and research and development center purpose and in Wuhan for future manufacturing facility expansion. The Group has paid deposit for land use rights, in aggregate, $5,552,160 and $440,100 as of September 30, 2010 and 2009, respectively. The relevant certificates of land use right are to be issued, and if not, such amount will be refunded.

Note 11 - Land Use Rights

As of September 30, 2010, land use rights of the Group included certain parcels of land located in Wuhan City, Hubei Province, the PRC, with a net carrying value of $279,450. The land use rights for land with area of approximately 11,208 square meters and 7,947 square meters which will expire in November 2048 and January 2059, respectively. Amortization expense for the years ended September 30, 2010 and 2009 was $6,357 and $3,968, respectively.

Note 12 – Investment in Equity Affiliates

As of September 30, 2010, the Group’s investment in affiliates accounted for based on the equity method of accounting represented 40% interest in Wuhan Hopsun Biological Product Inspection Co., Limited (“Wuhan Inspection”), which engages in biotechnological health products testing including Tallyho’s products.

The investments in affiliates amounted to $227,351 and $254,286 as of September 30, 2010 and 2009, respectively, which includes the Group’s share of accumulated losses in the affiliates of $30,866 and $30,611 for the years ended September 30, 2010 and 2009.

Note 13 - Other Assets

Other assets represented equipment held for sale. The Group acted as a guarantor for an original loan amount of $419,111 borrowed by Wuhan Sanrong Group Limited (“Wuhan Sanrong”) from Agriculture Bank of China in 2001. The loan was secured with elevators that belonged to Wuhan Sanrong at that time. Wuhan Sanrong encountered some cash flow difficulties and the bank requested that the Group take over the loan. The loan including the collateral was taken over by the Group in September 2002. These assets are held for disposal and are carried at lower of carrying value or fair value less cost to sell. Wuhan Sanrong has ceased to be a shareholder of Tallyho since March 28, 2001.

Note 14 - Short-term Loans

	Interest	September 30,
	rate per	2010		2009
Lender	Annum	RMB	USD	RMB	USD

Agriculture Bank of China
The term of the loan has expired in September 2003 (Note 13)	5.84%	1,980,000	295,606	2,360,000	346,211

Wuhan Finance Bureau
The term of the loan has expired in November 2001	5.94%	1,500,000	223,944	1,500,000	220,051

Total bank loans		3,480,000	519,550	3,860,000	566,262

Short-term loans represent those short-term loans from financial institutions. The term of the loan from Agriculture Bank of China and Wuhan Finance Bureau expired in 2003 and 2001.  The loan from Agriculture Bank of China is being repaid by $2,932 per month, but Wuhan Finance Bureau has not demanded repayment. Interest accrued on a monthly basis based on the contractual rate.

The interest expenses for the years ended September 30, 2010 and 2009 were $76,473 and $96,390, respectively.   The interest expenses also include those related to the loan from Wuhan Pan-Asia, an unrelated party (Note 16).

Note 15 – Deferred Revenue

Deferred revenue represents the sales related to the products delivered to the third-party wholesalers or distributors for which collectability could not be reasonably assured. As of September 30, 2010, management believes that the collectability of the accounts receivables related to the remaining balance of deferred revenue could not be reasonably assured.  Thus, the remaining balance of deferred revenue of $1,371,794 (RMB9,188,412) was offset against the corresponding accounts receivables as of September 30, 2010. As of September 30, 2009, deferred revenue amounted to $3,928,804.

Note 16 - Accrued Expenses and Other Liabilities

	September 30,
	2010	2009

Advance from customers	$15,355	$3,738
Accrued payroll	243,373	87,891
Accrued expense	208,852	134,146
Other payables
– Wuhan Pan-Asia (a)	-	679,223
– Guangzhou Shunfa Garment Factory	-	564,428
– Wuhan Xinwang Investment Management Group	392,909	386,077
– Malaysia Phoenix Group	119,123	117,052
Others	546,322	476,574
	$1,525,934	$2,449,129

(a)
Wuhan Pan-Asia borrowed the funds to lend to the Group from Wuhan Rural Commercial Bank for which the Group pledged an office building as collateral (Note 9). Interest on the loan is paid by the Group monthly at the rate of 0.531% during the year ended September 30, 2010. This loan matured in August 2010 and was repaid, thus as of September 30, 2010, the Group had a zero balance due to Wuhan Pan-Asia.  Such a loan of Wuhan Pan-Asia was renewed by September 30, 2010 with the same major terms and the Group later borrowed approximately $0.3 million from Wuhan Pan-Asia by January 12, 2011.

Note 17 - Taxation

The Company, its subsidiaries and VIE each file tax returns separately.

1) VAT

Pursuant to the Provisional Regulation of the PRC on the VAT and its implementing rules, all entities and individuals (“taxpayers”) that are engaged in the sale of products in the PRC are generally required to pay the VAT at a rate of 17% of the gross sales proceeds received, less any deductible the VAT already paid or borne by the taxpayers. Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or incurred. VAT Taxpayers can be divided into two categories, i.e., General VAT Taxpayer and Small Scale VAT Taxpayer. The Small Scale VAT Taxpayer is subject to a simplified VAT rate on the gross sales proceeds while all VAT previously paid, or input VAT, cannot be deductible for tax payment purpose. This simplified VAT tax rate was reduced to 3% effective January 1, 2009. Some of Hopsun’s branch offices are Small Scale VAT Taxpayers and subject to the simplified VAT rate of 3%,

2) Income tax

United States

CPGI is incorporated in Delaware and is subject to U.S. federal income tax with a system of graduated tax rates ranging from 15% to 35%. As CHPN does not conduct any business in Delaware, it is not subject to Delaware state corporate income tax.

BVI

Cantix, incorporated in BVI, is governed by the income tax law of BVI. According to current BVI income tax law, the applicable income tax rate for Cantix is nil.

Hong Kong

Moneyeasy, incorporated in Hong Kong, is subject to a corporate income tax rate of 16.5%.

PRC

In accordance with the relevant tax laws and regulations of the PRC, a company registered in the PRC is subject to income taxes within the PRC at the applicable tax rate on the taxable income. The statutory tax rate is 25%.

Tallyho, registered in the City of Wuhan in the PRC, has obtained the approval and would be qualified as a New and High-Tech Enterprise ("NHTE") by relevant governmental authorities in December 2010. According to the PRC income tax law, Tallyho would be eligible to enjoy a preferential tax rate of 15% for the calendar year of 2010.

Hopsun, registered in the City of Guangzhou in the PRC, was qualified as a New and High-Tech Enterprise ("NHTE") by relevant governmental authorities in December 2009. According to the PRC income tax law and its NHTE certificate issued, Hopsun is subject to income tax at a preferential tax rate of 15% starting from the calendar year of 2009 for 3 years unless the NHTE status would become invalid.

Anti-Aging, registered in the City of Wuhan in the PRC, is subject to the income tax at tax rate of 25%.

Xingpu, registered in the City of Guangzhou in the PRC, is subject to the income tax at tax rate of 25%.

a)	Tax payable

Taxes payable consist of the following:

	September 30,
	2010	2009

VAT payable	$3,113,658	$2,629,954
Income tax payable	2,250,810	3,569,913
Other taxes payable	233,331	204,173
	$5,597,799	$6,404,040

b)	Taxation provision

The following table reconciles the Group’s effective tax for the periods presented:

	Years Ended September 30,
	2010	2009

Expected enterprise income tax at statutory tax rate	$2,081,631	$3,337,893
Effect of preferential tax rate	(832,652)	(659,256)
Non-deductable expenses	117,095	51,656
Others	21,638	(15,019)
Effective enterprise income tax	$1,387,712	$2,715,274

The provision for income taxes consists of taxes on income from operations plus changes in deferred taxes for the periods presented:

	Years Ended September 30,
	2010	2009

Current tax expenses	$1,878,788	$2,832,533
Deferred tax benefits	(491,076)	(117,259)
Income tax expenses	$1,387,712	$2,715,274

(c) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of each major type of temporary difference.

Deferred tax assets consist of the following:

	September 30,
	2010	2009

Allowance for doubtful receivables	$707,433	$154,928
Allowance for inventory obsolescence	24,868	39,158
Difference in depreciation	50,054	83,249
Tax loss carried-forward	85,639	113,911
	867,994	391,246
Valuation allowance	(85,639)	(113,911)
Deferred tax assets, net	$782,355	$277,335

The tax loss carried-forward incurred by Anti-Aging amounted to $85,639 and $113,911 for the years ended September 30, 2010 and 2009, respectively, may not be recovered for the respective future 5 years’ taxable income. Management believes that the realization of the benefits arising from the loss appear to be remote due to the research and development nature of Anti-Aging’s operation and its continuing losses for PRC income tax purpose, and therefore, full provision has been provided for the tax loss carried-forward amounts.

Note 18 - Related Party Transactions

The transactions with the following entities and individuals were made in the ordinary course of business and were negotiated on an arm’s length basis.  A summary of balances and transactions with related parties is as follows:

	September 30,
	2010	2009

Due to related parties
Wuhan Inspection (a)	$442,689	$450,642
Former equity holders of Tallyho (b)	-	5,748,948
Xiu Choi Fa	-	898,275
	$442,689	$7,097,865

(a)	Wuhan Inspection advanced to Tallyho payments for relevant expenses for obtaining the necessary special licenses for Wuhan Inspection’s inspection business through and with the assistance of Tallyho.

(b)
Pursuant to an acquisition agreement between Moneyeasy and the former equity holders of Tallyho on November 5, 2007, Moneyeasy acquired 100% of Tallyho’s shares with a total consideration of $5,748,948. The balance was settled as of December 31, 2009.  In November 2009, pursuant to a letter issued by Xiu Chio Fa to Cantix, as the then shareholder of Cantix, Xiu Chio Fa waived the receivable from Cantix which amounted to $6,597,095 (RMB45,030,000), part of which includes the above amount.

All amounts due to related companies were interest free, unsecured and had no fixed term of repayment.

Note 20 - Restricted Net Assets

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the Company’s PRC subsidiary only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The results of operations reflected in the consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s subsidiaries.

Amounts restricted include registered paid-in capital, additional paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries as determined pursuant to PRC generally accepted accounting principles, totaling approximately $7,532,767 and $7,262,649, as of September 30, 2010 and 2009, respectively.

Note 21 - Commitment and Contingency

(a) Operating lease commitment

The Group has entered into several tenancy agreements for the operating lease of office block, workshop and warehouses. The Company’s commitment for minimum lease payments under these operating leases as of September 30, 2010 for the next five years is as follows:

Year ended September 30,
2011	$50,640
2012	11,576
2013	2,977
2014	2,977
2015 thereafter	1,985
$70,155

(b) Capital commitment

There is no capital commitment as of September 30, 2010.

(c) Contingency

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations, The Group did not record any contingencies as of September 30, 2010 and 2009.

Note 22 – Shareholders’ Equity

Common stock

On November 13, 2009, as the result of closing of the Exchange disclosed in Note 1, the Company acquired all of the issued and outstanding capital stock of Cantix in exchange for the issuance of 8,800,000 (on a post 8-for-1 forward stock split basis) shares of the Company’s common stock.

On January 8, 2010, as the result of closing of an investment of $3,600,000 pursuant to a Securities Purchase Agreement dated December 16, 2009, the Company issued a) 666,667 shares of the Company’s common stock, and b) a 5 year warrant to purchase up to an additional 333,333 shares of Common Stock at an exercise price of $6.75 per share to the investor. The net proceeds was $3,300,000 after deducting commissions and other closing expenses of $300,000.

On March 1 and September 1, 2010, the Company issued, in aggregate, 38,000 shares of the Company’s common stock as payments for services which were valued at $137,490 and included in deferred compensation of which $60,135 was expensed during the year ended September 30, 2010.

On April 21, 2010, as the result of closing of an investment with gross proceeds of $3,000,000 pursuant to a Share Purchase Agreement dated as of April 16, 2010, the Company issued (i) 609,557 shares of common stock, par value $.0001 per share, and (ii) a 5 year warrant to purchase up to an additional 80,956 shares of Common Stock at an exercise price of $6.75 per share to the investor. The net proceeds was $2,761,070 after deducting commissions and other closing expenses of $238,930.

On September 2, 2010, as the result of closing of an investment with gross proceeds of $3,000,000 pursuant to a Share Purchase Agreement dated as of August 25, 2010, the Company issued (i) 585,743 shares of common stock, par value $.0001 per share, and (ii) a 5 year warrant to purchase up to an additional 87,861 shares of Common Stock at an exercise price of $6.75 per share to the investor. The net proceeds was $2,935,534 after deducting transaction related cash commission and expenses of $64,466. The Company also issued 40,000 shares of the Company’s common stock for commissions which were valued at $187,200 and treated as transaction costs associated with the above financing.

Warrant

On January 8, 2010, the Company issued a 5 year warrant to purchase up to 333,333 shares of Common Stock at an exercise price of $6.75 per share.  On April 21, 2010, the Company issued a 5 year warrant to purchase up to 80,956 shares of Common Stock at an exercise price of $6.75 per share.  On September 2, 2010, the Company issued a 5 year warrant to purchase up to 87,861 shares of Common Stock at an exercise price of $6.75 per share. The fair values of these warrants were estimated using the Black-Scholes option–pricing model.

The following table summarizes the assumptions used in the Black-Scholes option–pricing model when calculating the fair values of the warrants:

Number of Shares Underlying the Warrant Valued	Expected Life (Years)	Exercise Price	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
333,333	2	$6.75	125%	-	0.96%	$1,051,434
80,956	2	$6.75	125%	-	1.03%	$225,505
87,861	2	$6.75	125%	-	0.50%	$257,394

Due to the limited trading history of the Company’s common stock, the Company used a similar public company's (similar industry, similar size and similar length of operations) market prices to calculate the volatility which was estimated to be 125%.

Following is a summary of the warrant activity:

Outstanding as of October 1, 2009	-
Granted	502,150
Forfeited	-
Exercised	-
Outstanding as of September 30, 2010	502,150

Note 23 - Subsequent Events

Management has considered all events occurring through the date that the consolidated financial statements have been issued and has determined that there are no such events that are material to the consolidated financial statements.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Stock Exchange Agreement, dated as of November 13, 2009, by and among the registrant, China Polypeptide Group Ltd. and Cantix International Limited [Incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on November 17, 2009]

3.1*	Certificate of Incorporation of the registrant, as amended to date

3.2	Bylaws of the registrant [Incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 filed on May 23, 2008]

4.1	Warrant to Purchase Common Stock issued December 16, 2009 [Incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on January 13, 2010]

10.1
Share Purchase Agreement, dated as of August 25, 2010, by and between the registrant and Wealth Chance Investments Ltd. (English Translation) [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on September 2, 2010]

10.2
Share Purchase Agreement, dated as of April 16, 2010, by and between the registrant and Step Best Investments Ltd. (English Translation) [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 22, 2010]

10.3	Form of Securities Purchase Agreement, dated December 16, 2009 [Incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on January 13, 2010]

10.4
Agreement for Return on Purchase Price, dated as of July 14, 2008, by and among Wuhan Tallyho Biological Product Co., Ltd., Wuhan Polypeptide Anti-Aging Research and Development Co., Ltd., Moneyeasy Industries Limited and the shareholders of Wuhan Tallyho Biological Product Co., Ltd. and Wuhan Polypeptide Anti-Aging Research and Development Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 17, 2009]

10.5
Stock Purchase Agreement, dated November 5, 2007, among Moneyeasy Industries Limited, Wuhan Tallyho Biological Product Co., Ltd. and its shareholders (English Translation) [Incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 17, 2009]

10.6
Stock Purchase Agreement, December 18, 2007, between Moneyeasy Industries Limited, Wuhan Polypeptide Anti-Aging Research & Development Co., Ltd. and its shareholders (English Translation) [Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on November 17, 2009]

10.7
Agency Contract, dated as of June 30, 2009, between Guangdong Hopsun Polypeptide Biological Technology Co., Ltd. and Jinjiang Shukun Food Trade Co., Ltd (English Translation) [Incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on November 17, 2009]

10.8
Supplementary Agreement, dated as of October 26, 2009, between Guangdong Hopsun Polypeptide Biological Technology Co., Ltd. and Jinjiang Shukun Food Trade Co., Ltd (English Translation) [Incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on November 17, 2009]

10.9
Loan Agreement, dated as of December 5, 2008, between Guangdong Hopsun Polypeptide Biological Technology Co., Ltd. and Era Biotechnology (Shenzhen) Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on November 17, 2009]

10.10
Supplementary Agreement, dated as of July 28, 2009, between Guangdong Hopsun Polypeptide Biological Technology Co., Ltd. and Era Biotechnology (Shenzhen) Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on November 17, 2009]

10.11
Ceiling Amount Security and Loan Contract between Wuhan Xianfeng Rural Credit Cooperative, Wuhan Fanya Peptide Material Research Ltd. and Wuhan Tallyho Biological Product Co., Ltd. (English Translation) [Incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on November 17, 2009]

Exhibit No.	Description
10.12
Employment Agreement, dated as of March 1, 2010, between the registrant and Mr. Richard Liu [Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 5, 2010]

10.13*
Patent License Agreement, dated October 2, 2009, between Dongliang Chen and Wuhan Tallyho Biological Product Co., Ltd, and the supplementary agreement, dated May 25, 2010, in relation thereto (English Translation).

10.14*
Exclusive Business Cooperation Agreement, dated September 28, 2010, between Guangdong Hopsun Polypeptide Biological Technology Co., Ltd. and Guangdong Xinpu Polypeptide Research Co., Ltd. (English translation)

10.15*	Proxy Agreement, dated September 28, 2010, among Guangdong Hopsun Polypeptide Biological Technology Co., Ltd., Dongliang Chen and Shengfan Yan (English translation)

10.16*
Equity Pledge Agreement, dated September 28, 2010, among Guangdong Hopsun Polypeptide Biological Technology Co., Ltd., Dongliang Chen, Shengfan Yan and Guangdong Xinpu Polypeptide Research Co., Ltd. (English translation)

10.17*
Exclusive Option Agreement, dated September 28, 2010, among Guangdong Hopsun Polypeptide Biological Technology Co., Ltd., Dongliang Chen, Shengfan Yan and Guangdong Xinpu Polypeptide Research Co., Ltd. (English translation)

21	List of subsidiaries of the registrant [Incorporated by reference to Exhibit 21.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2009]

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.