Form 10-Q
period 2010-12-31
China Polypeptide Group, Inc.
filed 2011-02-14
CIK 1435530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-151148

CHINA POLYPEPTIDE GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-8731646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 11 Jiangda Road
Jianghan Economic Development Zone
Wuhan 430023
People’s Republic of China
(Address of principal executive offices, Zip Code)

(86) 27 8351-8396
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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of February 11, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	11,939,967

CHINA POLYPEPTIDE GROUP, INC.

Quarterly Report on Form 10-Q
Three Months Ended December 31, 2010

TABLE OF CONTENTS

i

PART I
FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

CHINA POLYPEPTIDE GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Financial Statements

Consolidated Balance Sheets	2

Consolidated Statements of Operations and Comprehensive Income (Loss)	3

Consolidated Statements of Cash Flows	4

Notes to Consolidated Financial Statements	5-18

China  Polypeptide Group, Inc.
Consolidated Balance Sheets

	December 31,	September 30,
	2010	2010
	Unaudited
Assets
Current assets
Cash and cash equivalents (including assets of consolidated variable interest entities of $7,356 at December 31, 2010 and $7,135 at September 30, 2010 available only to settle obligations of the consolidated variable interest entity)	$14,503,716	$14,421,012
Accounts receivable, net	3,980,756	5,956,039
Inventories, net	654,437	525,319
Prepayments and other receivables, net	2,833,200	2,659,871
Amounts due from staff	7,262,313	7,993,826
Deferred tax assets	890,540	782,355
Other assets	424,582	419,111
Total Current Assets	30,549,544	32,757,533

Property, plant and equipment, net	12,074,204	11,867,665
Deposit for land use rights (including assets of consolidated variable interest entities of $5,322,139 at December 31, 2010 and $5,162,215 at September 30, 2010 available only to settle obligations of the consolidated variable interest entity)	5,624,629	5,552,160
Prepayment for long-lived assets (including assets of consolidated variable interest entities of $302,489 at December 31, 2010 and nil at September 30, 2010 available only to settle obligations of the consolidated variable interest entity)	1,361,203	-
Land use rights, net	281,458	279,450
Investment in equity affiliates	223,532	227,351
Intangible assets, net	38,567	42,829
Total Assets	$50,153,137	$50,726,988

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$2,004,604	$2,199,212
Accrued expenses and other liabilities	1,609,274	1,525,934
Taxes payable	5,249,248	5,597,799
Short-term loans	523,307	519,550
Amounts due to related parties	443,481	442,689
Total Current Liabilities	9,829,914	10,285,184

Shareholders’ equity
Common stock: 120,000,000 shares authorized, $0.0001 par value, 11,939,967 shares issued and outstanding as of December 31 and September 30, 2010, respectively	1,194	1,194
Additional paid-in capital	16,231,912	16,231,912
Deferred compensation	(40,305)	(77,355)
Unappropriated retained earnings	21,544,034	22,194,795
Appropriated retained earnings	1,283,484	1,283,484
Accumulated other comprehensive income	1,302,904	807,774
Total Shareholders’ Equity	40,323,223	40,441,804
Total Liabilities and Shareholders’ Equity	$50,153,137	$50,726,988

See notes to consolidated financial statements.

China  Polypeptide Group, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended December 31,
	2010	2009
	Unaudited	Unaudited

Revenues	$3,320,756	$5,746,590
Cost of sales	409,049	276,574

Gross profit	2,911,707	5,470,016

Operating expenses
Selling and administrative expenses	3,687,532	4,302,838

Operating income (loss)	(775,825)	1,167,178

Other income (expense)
Interest expense, net	(29,215)	(17,560)
Equity loss in affiliates	(6,731)	(7,837)
Other income (expense)	44,129	(6,169)
	8,183	(31,566)
Income (loss) before income tax expense (benefit)	(767,642)	1,135,612

Income tax expense (benefit)	(116,880)	246,461

Net income (loss)	(650,762)	889,151

Other comprehensive income
Foreign currency translation gain (loss)	495,130	(71,918)

Comprehensive income (loss)	$(155,632)	$817,233

Earnings (loss) per share
Basic and diluted	$(0.05)	$0.09

Weighted average number of common shares outstanding:
Basic and diluted	11,939,967	9,439,130

See notes to consolidated financial statements.

China Polypeptide Group, Inc.
Consolidated Statements of Cash Flows

	Three Months Ended
	December 31,
	2010	2009
	Unaudited	Unaudited
Cash flow from operating activities
Net income (loss)	$(650,762)	$889,151
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	212,222	112,132
Provision (Reversal) of bad debts	(2,837)	83,181
Amortization of stock-based compensation	37,050	-
Equity loss in affiliates	6,731	7,837
Changes in operating assets and liabilities
Accounts receivable	2,038,863	4,010,611
Inventories	(121,249)	(24,847)
Prepayments and other receivables	(137,464)	(798,773)
Amounts due from staff	828,932	1,252,750
Deferred tax assets	(97,162)	19,629
Accounts payable	(141,737)	(198,116)
Accrued expenses and other liabilities	153,069	(535,655)
Taxes payable	(418,125)	157,712
Net cash provided by operating activities	1,707,531	4,975,612

Cash flow from investing activities
Purchases of property, plant and equipment	(336,752)	(92,242)
Prepayments for long-lived assets	(1,349,933)	-
Cash paid to acquire land use rights	-	(2,340,541)
Net cash used in investing activities	(1,686,685)	(2,432,783)

Cash flow from financing activities
Proceeds from private placements, net	-	2,239,610
Repayment of related parties loans	(4,945)	(44,397)
Repayment of a bank loan	(3,000)	(31,066)
Net cash provided by (used in) financing activities	(7,945)	2,164,147

Effect of exchange rate fluctuation on cash and cash equivalents	69,803	(7,645)
Net increase in cash and cash equivalents	82,704	4,699,331
Cash and cash equivalents, beginning of period	14,421,012	4,439,732
Cash and cash equivalents, end of period	$14,503,716	$9,139,063

Supplemental disclosure of cash flow information:
Income taxes paid	$43,653	$42,777
Interest paid	$12,802	$22,070

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

Moneyeasy, a wholly owned subsidiary of Cantix, was incorporated in Hong Kong on August 25, 2006, and is a holding company with minimum activities.

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

Effective September 28, 2010, Hopsun entered into a contractual arrangement with Xingpu and its equity holders consisting of a series of agreements, including an Exclusive Business Cooperation Agreement, through which Hopsun has the right to advise, consult with, manage and operate Xingpu, and to collect fees based on its profits. Xingpu's equity holders have also granted their voting rights over Xingpu to Hopsun. In order to further reinforce Hopsun's rights to control and operate Xingpu, Xingpu and its equity holders have granted Hopsun the exclusive right and option to acquire all of their equity interests in Xinpu. Further, Xingpu’s equity holders have pledged all of their rights, titles and interests in Xingpu to Hopsun. As both companies are under common control, this has been accounted for as a reorganization of entities and the financial statements have been prepared as if the reorganization had occurred from the beginning of the periods presented.  CPGI consolidates Xingpu’s results, assets and liabilities in its financial statements.

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

Variable Interest Entities - A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

If the Company determines that it has operating power and the obligation to absorb losses or receive benefits, the Company consolidates the VIE as the primary beneficiary, and if not, does not consolidate. The Company’s involvement constitutes power that is most significant to the entity when it has unconstrained decision making ability over key operational functions within the entity.

Assets recognized as a result of consolidating VIEs do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating these VIEs do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the consolidated VIEs.

The Company has concluded that Xingpu is a VIE and that the Company is the primary beneficiary and loss absorber as of December 31, 2010. Under the requirements of ASC Topic 810 the Company consolidated the financial statements of Xingpu.

Summary information regarding Xingpu is as follows:

December 31,
2010
Assets
Cash and cash equivalents	$7,356
Deposit for land use rights	5,322,139
Prepayment for long-lived assets	302,489
Total assets	$5,631,984

Total liabilities	$-

The financial performance of Xingpu reported in the consolidated statements of operations for the three months ended December 31, 2010 includes revenues of $nil, net loss of $nil.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of consolidated financial position as of December 31, 2010, and consolidated results of operations, and cash flows for the three month periods ended December 31, 2010 and 2009, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

The consolidated financial statements include the financial statements of the Company, its subsidiaries and VIE. All significant inter-company transactions and balances have been eliminated in consolidation.

(b) Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions relating to the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include revenues; the allowance for doubtful receivables; deposit for land use rights; recoverability of the carrying amount of property and equipment and intangible assets; fair values of financial instruments; and the assessment of contingent obligations.  These estimates are often based on complex judgments and assumptions that management believes to be reasonable but are inherently uncertain and unpredictable.  Actual results could differ from those estimates.

(c) Cash and Cash Equivalents

Cash and cash equivalents represent cash on hand and current deposits with banks. The Group considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(d) Accounts Receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed. The allowance for doubtful accounts is the Group’s best estimate of the amount of probable credit losses in the Group’s existing accounts receivable.  The Group determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Group does not have any off-balance-sheet credit exposure related to its customers. As of December 31 and September 30, 2010, $1,588,394 and $1,570,754 allowances for doubtful accounts were provided respectively (note 5).

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

(f) Prepayments and Other Receivables

As needed for normal business purposes, the Group advances predetermined amounts based upon internal policy to certain employees and unrelated parties to ensure certain transactions to be performed in a timely manner. The Group has full oversight and control over the advanced accounts except for the loans to ERA Bio-Technology (Shenzhen) Co., Ltd. (“ERA Biotech”). As of December 31 and September 30, 2010, $3,186,524 and $3,145,468 allowances for doubtful accounts were provided respectively (note 7).

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

(j) Impairment of Long-Lived Assets

Long-lived assets held and used by the Group are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is determined by comparing the carrying amount of an asset to future undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  There is no impairment of long-lived assets as of December 31 and September 30, 2010.

(k) Appropriated Retained Earnings

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

As of December 31 and September 30, 2010, the statutory reserve recorded by the Group’s PRC subsidiaries amounted to $1,283,484, respectively.

(l) Revenue Recognition

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

(m) Research and Development Costs

Research and development costs are expensed as incurred.  These expenses consist of the costs of the Group’s internal research and development activities and the costs of developing new products and enhancing existing products. Research and development costs amounted to $68,011 and $53,038 for the three months ended December 31, 2010 and 2009, respectively.

(n) Advertising

The Group expenses all advertising costs as incurred. The advertising expense for the three months ended December 31, 2010 and 2009 was $1,152 and nil, respectively.

(o) Retirement and Other Postretirement Benefits

Full-time employees of the Group in the PRC participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that the PRC subsidiaries of the Group make contributions to the government for these benefits based on certain percentages of the employees’ salaries. The Group has no legal obligation for the benefits beyond the contributions made. The total amounts for such employee benefits, which were expensed as incurred, were approximately $65,403 and $71,358 for the three months ended December 31, 2010 and 2009, respectively.

(p) Foreign Currency Translation and Transactions

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

(q) Income Taxes

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

(r) Uncertain Tax Positions

The Group follows ASC Topic 740  “Accounting for Uncertainty in Income Taxes”. ASC Topic 740 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. The Group did not have any interest and penalties associated with tax positions as of December 31 and September 30, 2010.

(s) Earnings per Share

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

(t) Comprehensive Income

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

(u) Commitments and Contingencies

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

(v) Fair Value of Financial Instruments

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

(w) Recently Issued Accounting Pronouncements

The FASB has issued Accounting Standard Update (ASU) 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. This determination is based on, among other things, the other entity’s purpose and design and the Company’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  ASU 2009-17 also required additional disclosures concerning an enterprise’s continuing involvement with variable interest entities.  ASU 2009-17 is effective at the start of the Company’s first fiscal year beginning after November 15, 2009.  The adoption had no effect on the Company’s financial position, results of operations, or cash flows but resulted in additional disclosures related to variable interest entities.

After October 30, 2010, the FASB issued several Accounting Standard Updates (“ASUs”)– ASU 2010-26 through ASU 2010-29 and ASU 2011-01, which do not require adoption until a future date, are not expected to have a material impact on the consolidated financial statements upon adoption.

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

(b)  Concentration of Credit Risk

Assets that potentially subject the Group to significant concentration of credit risk primarily consist of cash and cash equivalents, accounts and notes receivable. As of December 31 and September 30, 2010, substantially all of the Group’s cash and cash equivalents were deposited in financial institutions located in the PRC, which management believes are of high credit quality. Accounts receivable are typically unsecured and are derived from revenue earned from customers in the PRC. The risk with respect to accounts receivable is mitigated by credit evaluations the Group performs on its customers and its ongoing monitoring process of outstanding balances.

(c)  Concentration of Customers

The top six third-party customers accounted for approximately 8.7% of the consolidated revenues for the three months ended December 31, 2010 and the top three third-party customers accounted for approximately 1.4% of the consolidated revenues for the three months ended December 31, 2009.

The top six third-party customers accounted for 72.9% of the accounts receivable as of December 31, 2010 and the top six third-party customers accounted for 67% of the accounts receivable as of September 30, 2010.

(d) Concentration of Suppliers

The top five third-party suppliers accounted for approximately 50.9% of the total purchase for materials and services for the three months ended December 31, 2010 while approximately 63.4% for the three months ended December 31, 2009.

The top five third-party suppliers accounted for 46.3% of the accounts payable for materials and services as of December 31, 2010 and the top five third-party suppliers accounted for 56% of the accounts payable for materials and services as of September 30, 2010.

Note 4 – Earnings (Loss) per Share

The Group reports earnings (loss) per share in accordance with ASC Topic 260  “Earnings per Share”.  ASC Topic 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share.  Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. The following is a reconciliation of the basic and diluted earnings (loss) per share computations for the three months ended December 31, 2010 and 2009:

	Three Months Ended December 31,
	2010	2009
For the three months ended December 31, 2010 and 2009

Net income (loss) for basic and diluted earnings (loss) per share	$(650,762)	$889,151

Weighted average number of common shares outstanding – basic and diluted *	11,939,967	9,439,130

Earnings (loss) per share – basic and diluted	$(0.05)	$0.09

* All the outstanding warrant shares do not have dilutive effect on earnings per share.

Note 5 - Accounts Receivable, net

	December 31,	September 30,
	2010	2010
Accounts receivable	$5,569,150	$7,526,793
Allowance for doubtful accounts	(1,588,394)	(1,570,754)
	$3,980,756	$5,956,039

The movement of allowance for doubtful accounts for the three months ended December 31, 2010 and 2009 is as follows:

	Three Months Ended December 31,
	2010	2009
Allowance for doubtful accounts, beginning of the quarter	$1,570,753	$717,451
Addition	-	95,707
Reduction	(2,837)	-
Translation adjustment	20,478	(2,174)
Allowance for doubtful accounts, end of the quarter	$1,588,394	$810,984

Note 6 – Inventories, net

	December 31,	September 30,
	2010	2010

Raw materials	$200,384	$179,993
Work in progress	255,412	226,844
Finished goods	80,447	29,541
Low-value consumables and packaging materials	118,194	88,941
	$654,437	$525,319

Note 7 - Prepayments and Other Receivables

	December 31,	September 30,
	2010	2010

ERA Bio-Technology (Shenzhen) Co., Ltd. (a)	$4,132,006	$4,078,769
Other receivables and prepaid expenses	1,065,562	1,360,730
Advance to suppliers	822,156	365,840
	6,019,724	5,805,339
Allowance for doubtful accounts	(3,186,524)	(3,145,468)
	$2,833,200	$2,659,871

(a)
As of December 31, 2010, the Group lent $4,132,006, in aggregate to ERA Biotech.  $2,344,294 of such loans was due on August 11, 2009 and was extended to July 28, 2010 on July 28, 2009. The remaining $1,787,712 balance of such loans matured on June 9, 2010. The Company evaluated the collectability of such loan balance and determined to provide a bad debt allowance of $2,619,559 as of December 31, 2010.

Note 8 – Amounts Due from Staff

Amounts due from staff represent various advances to certain employees for business purposes and receivables from sales managers due to certain amounts of funds collected from customers by sales managers of Hopsun and kept at respective bank accounts for working capital purposes. Hopsun has entered into a cash advance custody agreement with each sales manager which stipulates the ownership and all the other rights related to such funds belong to Hopsun and each sales manager bears various legal responsibilities including guarding the safety of such funds. In addition to other control measures, these bank accounts are operated by Hopsun instead of sales managers. Amounts due from staff amounted to $7,262,313 and $7,993,826 as of December 31 and September 30, 2010, respectively. As of January 8, 2011, $4,114,916 of amounts due from staff had been transferred to the Group’s corporate bank accounts.

Note 9 – Property, Plant and Equipment

	December 31,	September 30,
	2010	2010

Buildings and improvement	$10,009,170	$9,885,136
Machinery and equipment	2,628,294	2,315,357
Furniture and office equipment	543,016	517,850
Motor vehicles	793,618	786,501
	13,974,098	13,504,844
Accumulated depreciation	(1,899,894)	(1,637,179)
	$12,074,204	$11,867,665

A building owned by the Group with net book value of $1,058,367 was pledged, as renewed as of September 30, 2010, by the Group to Wuhan Rural Commercial Bank for a loan of $514,232, borrowed by Wuhan Pan-Asia Peptide Material Research Co. Limited (“Wuhan Pan-Asia”), an unrelated third party. Wuhan Pan-Asia entered into an agreement with the Group for a loan facility of $756,224 to the Group in exchange for the pledge. As of December 31, 2010, the balance due to Wuhan Pan-Asia was nil.

Depreciation expense for the three months ended December 31, 2010 and 2009 was $205,815 and $72,930, respectively.

Note 10 – Deposit for Land Use Rights

Deposit for land use rights represents the payments that are paid to the government to secure the land use rights of the land lots in Guangzhou Science Park for future regional headquarters and research and development center purpose and in Wuhan for future manufacturing facility expansion. The Group has paid deposit for land use rights, in aggregate, $5,624,629 and $5,552,160 as of December 31 and September 30, 2010, respectively. The relevant certificates of land use right are to be issued, and if not, such amount will be refunded.

Note 11 – Prepayments for Long-lived Assets

As of December 31, 2010, prepayments for long-lived assets  include the prepayment of $302,489 for the turnkey design services for construction for the regional headquarters (note 10) and the prepayment of $1,058,713 for the regional customer health center in Guangdong province.

Note 12 - Land Use Rights

As of December 31, 2010, land use rights of the Group included certain parcels of land located in Wuhan City, Hubei Province, the PRC, with a net carrying value of $281,458. The land use rights for land with area of approximately 11,208 square meters and 7,947 square meters which will expire in November 2048 and January 2059, respectively. Amortization expense for the three months ended December 31, 2010 and 2009 was $1,626 and $1,586, respectively.

Note 13 – Investment in Equity Affiliates

As of December 31, 2010, the Group’s investment in affiliates accounted for based on the equity method of accounting represented 40% interest in Wuhan Hopsun Biological Product Inspection Co., Limited (“Wuhan Inspection”), which engages in biotechnological health products testing including Tallyho’s products.

The investment in affiliates amounted to $223,532 and $227,351 as of December 31 and September 30, 2010, respectively, which includes the Group’s share of losses in the affiliates of $6,731 and $7,837 for the three months ended December 31, 2010 and 2009.

Note 14 - Other Assets

Other assets represented equipment held for sale. The Group acted as a guarantor for an original loan amount of $424,582 borrowed by Wuhan Sanrong Group Limited (“Wuhan Sanrong”) from Agriculture Bank of China in 2001. The loan was secured with elevators that belonged to Wuhan Sanrong at that time. Wuhan Sanrong encountered some cash flow difficulties and the bank requested that the Group take over the loan. The loan including the collateral was taken over by the Group in September 2002. These assets are held for disposal and are carried at lower of carrying value or fair value less cost to sell. Wuhan Sanrong has ceased to be a shareholder of Tallyho since March 28, 2001.

Note 15 - Short-term Loans

	Interest	December 31,		September 30,
	rate per	2010		2010
Lender	Annum	RMB	USD	RMB	USD

Agriculture Bank of China
The term of the loan has expired in September 2003 (note 14)	5.84%	1,960,000	296,440	1,980,000	295,606

Wuhan Finance Bureau
The term of the loan has expired in November 2001	5.94%	1,500,000	226,867	1,500,000	223,944

Total bank loans		3,460,000	523,307	3,480,000	519,550

Short-term loans represent those short-term loans from financial institutions. The term of the loan from Agriculture Bank of China and Wuhan Finance Bureau expired in 2003 and 2001.  The loan from Agriculture Bank of China is being repaid by approximately $3,000 per month at the request of the bank, but Wuhan Finance Bureau has not demanded repayment. Interest accrued on a monthly basis based on the contractual rate.

The interest expenses for the three months ended December 31, 2010 and 2009 were $23,329 and $22,070, respectively.   The interest expenses also include those related to the loan from Wuhan Pan-Asia, an unrelated party (note 9).

Note 16 - Accrued Expenses and Other Liabilities

	December31,	September 30,
	2010	2010

Advance from customers	$68,990	$15,355
Accrued payroll	242,556	243,373
Accrued expense	223,073	208,852
Other payables
– Wuhan Xinwang Investment Management Group	398,037	392,909
– Wuhan Fukang Construction Co.	179,528	-
– Malaysia Phoenix Group	117,817	119,123
Others	379,274	546,322
	$1, 609,274	$1,525,934

Note 17 - Taxation

The Company, its subsidiaries and VIE each file tax returns separately.

1) VAT

Pursuant to the Provisional Regulation of the PRC on the VAT and its implementing rules, all entities and individuals (“Taxpayers”) that are engaged in the sale of products in the PRC are generally required to pay the VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayers. Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or incurred. VAT Taxpayers can be divided into two categories, i.e., General VAT Taxpayer and Small Scale VAT Taxpayer. The Small Scale VAT Taxpayer is subject to a simplified VAT rate on the gross sales proceeds while all VAT previously paid, or input VAT, cannot be deductible for tax payment purpose. This simplified VAT tax rate was reduced to 3% effective January 1, 2009. Some of Hopsun’s branch offices are Small Scale VAT Taxpayers and subject to the simplified VAT rate of 3%,

2) Income tax

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

Hopsun, registered in the City of Guangzhou in the PRC, was qualified as a  NHTE by relevant governmental authorities in December 2009. According to the PRC income tax law and its NHTE certificate issued, Hopsun is subject to income tax at a preferential tax rate of 15% starting from the calendar year of 2009 for 3 years unless the NHTE status would become invalid.

Anti-Aging, registered in the City of Wuhan in the PRC, is subject to the income tax at tax rate of 25%.

Xingpu, registered in the City of Guangzhou in the PRC, is subject to the income tax at tax rate of 25%.

Taxes payable consist of the following:

	December 31,	September 30,
	2010	2010

VAT payable	$2,911,500	$3,113,658
Income tax payable	2,112,380	2,250,810
Other taxes payable	225,368	233,331
	$5,249,248	$5,597,799

The deferred tax benefit resulted from operating loss amounted to $116,880 and nil during the three months ended December 31, 2010 and 2009.

Note 18 - Related Party Transactions

The transactions with the following entities and individuals were made in the ordinary course of business and were negotiated on an arm’s length basis.  A summary of balances and transactions with related parties is as follows:

	December 31,	September 30,
	2010	2010

Due to related parties
Wuhan Inspection (a)	$443,481	$442,689

(a)	Wuhan Inspection advanced to Tallyho payments for relevant expenses for obtaining the necessary special licenses for Wuhan Inspection’s inspection business through and with the assistance of Tallyho.

All amounts due to related companies were interest free, unsecured and had no fixed term of repayment.

Note 19 - Restricted Net Assets

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

Amounts restricted include registered paid-in capital, additional paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries as determined pursuant to PRC generally accepted accounting principles, totaling approximately $7,631,088 and $7,532,767, as of December 31 and September 30, 2010, respectively.

Note 20 - Commitment and Contingency

(a) Operating lease commitment

The Group has entered into several tenancy agreements for the operating lease of office blocks, workshops and warehouses. The Group’s commitment for minimum lease payments under these operating leases as of December 31, 2010 for the next five years is as follows:

As of December 31, 2010
Within 1 year	$34,516
Between 1 and 2 years	8,379
Between 2 and 3 years	3,085
Between 3 and 4 years	3,085
Above 4 years	1,286
$50,351

(b) Capital commitment

There is a capital commitment of $211,743 for the regional customer health center in Guangdong province, China as of December 31, 2010.  There is no capital commitment as of September 30, 2010.

(c) Contingency

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations, The Group did not record any contingencies as of December 31 and September 30, 2010.

Note 21 – Shareholders’ Equity

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

On March 1 and September 1, 2010, the Company issued, in aggregate, 38,000 shares of the Company’s common stock as payments for services which were valued at $137,490 and included in deferred compensation of which $37,050 was expensed during the three months ended December 31, 2010.

On April 21, 2010, as the result of closing of an investment with gross proceeds of $3,000,000 pursuant to a Share Purchase Agreement dated April 16, 2010, the Company issued (i) 609,557 shares of common stock, par value $.0001 per share, and (ii) a 5 year warrant to purchase up to an additional 80,956 shares of Common Stock at an exercise price of $6.75 per share to the investor. The net proceeds was $2,761,070 after deducting commissions and other closing expenses of $238,930.

On September 2, 2010, as the result of closing of an investment with gross proceeds of $3,000,000 pursuant to a Share Purchase Agreement dated August 25, 2010, the Company issued (i) 585,743 shares of common stock, par value $.0001 per share, and (ii) a 5 year warrant to purchase up to an additional 87,861 shares of Common Stock at an exercise price of $6.75 per share to the investor. The net proceeds was $2,935,534 after deducting transaction related cash commission and expenses of $64,466. The Company also issued 40,000 shares of the Company’s common stock for commissions which were valued at $187,200 and treated as transaction costs associated with the above financing.

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

Following is a summary of the warrant activity:

Outstanding as of October 1, 2010	502,150
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2010	502,150

Note 22 - Subsequent Events

Management has considered all events occurring through the date that the consolidated financial statements have been issued and has determined that there are no such events that are material to the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•
“Company,” “we,” “us” and “our” are to the combined business of China Polypeptide Group, Inc., a Delaware corporation, and its subsidiaries, Cantix, Moneyeasy, Tallyho, Wuhan Anti-Aging, and Hopsun, and its variable interest entity, or VIE, Xingpu;

•	“Cantix” are to our wholly-owned direct subsidiary, Cantix International Limited, a British Virgin Islands limited company;

•	“Moneyeasy” are to our wholly-owned indirect subsidiary, Moneyeasy Industries Limited, a Hong Kong limited company;

•	“Tallyho” are to our wholly-owned indirect subsidiary, Wuhan Tallyho Biological Product Co., Ltd., a PRC limited company;

•	“Wuhan Anti-Aging” or “Anti-Aging” are to our wholly-owned indirect subsidiary, Wuhan Polypeptide Anti-Aging Research & Development Co., Ltd., a PRC limited company;

•	“Hopsun” are to our wholly-owned indirect subsidiary, Guangdong Hopsun Polypeptide Biological Technology Co., Ltd., a PRC limited company;

•	“Xingpu” are to our variable interest entity (VIE) indirect subsidiary, Guangdong Xingpu Polypeptide Research Co., Ltd., a PRC limited company;

•	“SEC” are to the United States Securities and Exchange Commission;

•	“Securities Act” are to the Securities Act of 1933, as amended, and “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

•	“China” and “PRC” are to People’s Republic of China;

•	“BVI” are to the British Virgin Islands;

•	“Hong Kong” are to the Hong Kong Special Administrative Region of the People’s Republic of China;

•	“RMB” are to Renminbi, the legal currency of China; and

•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States.

Overview of our Business

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

We have developed over 70 different types of polypeptide-based nutritional products. Our key products include Polypeptide Protein Powder and Shenguo Polypeptide Capsules. Other functional polypeptide-based nutritional supplement products include lipid lowering soy peptide products. These products are manufactured using our proprietary processing methods.

Our products are primarily manufactured in our owned and operated production facilities located on 16,477 square meters of land in the Hannan Economic Development Zone in Wuhan, China, which are planned to be further expanded. Some of our nutritional supplements and personal care products are manufactured for us through contractual relationships with other manufacturing companies, in accordance with our own proprietary formulations. Our products currently being marketed and sold in China have been tested and approved by the relevant Chinese governmental hygiene and safety agencies such as the local bureaus of Ministry of Health and the State Food and Drug Administration. Our research and development efforts are conducted in three different R&D centers from basic peptide research to anti-aging focused applied research and related product development in Wuhan, China.

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

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenues.

Comparison of Three Months Ended December 31, 2010 and December 31, 2009

	Three Months Ended December 31,
	2010		2009
	Amount	% of Revenues	Amount	% of Revenues
	(in dollars, except percentages)

REVENUES	3,320,756	100.0%	5,746,590	100.0%

COST OF SALES	409,049	12.3%	276,574	4.8%

GROSS PROFIT	2,911,707	87.7%	5,470,016	95.2%

SELLING AND ADMINISTRATIVES EXPENSES	3,687,532	111.0%	4,302,838	74.9%

OPERATING INCOME (LOSS)	(775,825)	-23.4%	1,167,178	20.3%

OTHER INCOME (EXPENSE)
Interest expense, net	(29,215)	-0.9%	(17,560)	-0.3%
Equity loss in affiliates	(6,731)	-0.2%	(7,837)	-0.1%
Other income (expense)	44,129	1.3%	(6,169)	-0.1%

INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(767,642)	-23.1%	1,135,612	19.8%

INCOME TAX EXPENSE (BENEFIT)	(116,880)	-3.5%	246,461	4.3%

NET INCOME (LOSS)	(650,762)	-19.6%	889,151	15.5%

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	495,130	14.9%	(71,918)	-1.3%

COMPREHENSIVE INCOME (LOSS)	(155,632)	-4.7%	817,233	14.2%

Revenues. Revenues for the three months ended December 31, 2010 decreased to $3,320,756 as compared to $5,746,590 for the three months ended December 31, 2009, a decrease of $2,425,834 or 42.2%.  The decrease is mainly attributable to the decrease of our business-to-consumer, or B2C, sales of our branded polypeptide-based nutraceutical products of $2,865,738, or 49.5%, while our business-to-business, or B2B, sales of polypeptide-based ingredients and private-labeled products to other nutraceutical manufacturers and marketers increased by $294,212, or 295.5%, as compared to those in the three months ended December 31, 2009.  The decrease in our B2C sales is mainly due to reduced sales activities as a result of our B2C sales network restructuring and preparation for subsequent higher sale seasons.  Management expects that revenues will rebound in future periods.

Cost of Sales. Cost of sales for the three months ended December 31, 2010 amounted to $409,049, or approximately 12.3% of revenues, compared to $276,574, or approximately 4.8% of revenues, for the three months ended December 31, 2009, an increase of $132,475 or 47.9%.  The increase is mainly attributable to increase in overhead costs as a result of salary increase, additional depreciations of new equipment and utility cost increase.

Gross Profit. Gross profit for the three months ended December 31, 2010 decreased $2,558,309, or 46.8%, to $2,911,707, from $5,470,016 for the three months ended December 31, 2009.  The respective gross margins are 87.7% and 95.2% for the three months ended December 31, 2010 and 2009.  The decrease in gross profit is mainly due to the decrease in revenues and increase in costs of sales noted above.

Selling and Administrative Expenses. Selling and administrative expenses for the three months ended December 31, 2010 totaled $3,687,532, or approximately 111.0% of revenues, compared to $4,302,838, or approximately 74.9% of revenues, for the same period in 2009, a decrease of $615,306, or 14.3%. Though the absolute value of selling and administrative expenses decreased, the proportion to revenues significantly increased. The significant increase in the proportion to revenues is mainly attributable to the decrease in revenues.

Operating Income (Loss). An operating loss of $775,825, or approximately -23.4% of revenues, was incurred for the three months ended December 31, 2010, as compared to an operating income of $1,167,178, or approximately20.3% of revenues, for the three months ended December 31, 2009, a decrease of $1,943,003, or 166.5%. The operating loss is mainly attributable to the decrease in revenues and increase in costs of sales in the three months ended December 31, 2010.

Interest Expense. Net interest expense totaled $29,215 for the three months ended December 31, 2010, as compared to net interest expense of $17,560 for the three months ended December 31, 2009, an increase of $11,655 or 66.4%.

Equity Loss in Affiliates. Equity loss in affiliates for the three months ended December 31, 2010 amounted to $6,731, a decrease of $1,106, or 14.1%, as compared to equity loss in affiliates of $7,837 for the three months ended December 31, 2009. The decrease is due to the decrease in the net loss of an affiliate company in which the Company has a 40% equity interest and uses the equity method to account for such an investment.

Other Income (Expense). Other income was $44,129 for the three months ended December 31, 2010, as compared to other expense of $6,169 for the three months ended December 31, 2009, an absolute change of $50,298. The change is mainly attributable to the subsidy income from governments during the three months ended December 31, 2010.

Income(Loss) before Income Tax Expense (Benefit). Loss before income tax expense (benefit) was $767,642, or approximately -23.1% of revenues, for the three months ended December 31, 2010, as compared to income before income tax expense of $1,135,612, or approximately 19.8% of revenues, for the three months ended December 31, 2009, a decrease of $1,903,254, or -167.6%. The decrease in income before income tax expense is mainly attributable to the $2,425,834 decrease in revenues and the $132,475 increase in costs of sales during the three months ended December 31, 2010.

Net Income (Loss). Net loss was $650,762, or approximately -19.6% of revenues, for the three months ended December 31, 2010, as compared to net income of $889,151, or approximately 15.5% of revenues, for the three months ended December 31, 2009, a decrease of $1,539,913, or -173.2%.   The decrease in net income is mainly attributable to the decrease of $2,425,834 in revenues, the increase of $132,475 in costs of sales during the three months ended December 31, 2010. Although no assurance can be given, management believes that our revenues and net income will resume growth in future periods resulting from, among other factors, growing market demands for anti-aging nutritional supplements, health foods and functional food products, our increased sales and marketing efforts after the restructuring of our sales network, our newly added manufacturing capacity to meet such increasing demands, our expansion into other high margin peptide-based product categories, as well as the PRC government’s increasing emphasis on domestic consumption as a key area for future sustained economic growth.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Three Months Ended December 31,
	2010	2009
	(in dollars)

Net cash provided by operating activities	1,707,531	4,975,612
Net cash (used in) investing activities	(1,686,685)	(2,432,783)
Net cash provided by (used in) financing activities	(7,945)	2,164,147
Effect of exchange rate fluctuation on cash and cash equivalents	69,803	(7,645)
Net increase in cash and cash equivalents	82,704	4,699,331
Cash and cash equivalents, beginning of period	14,421,012	4,439,732
Cash and cash equivalents, end of period	14,503,716	9,139,063

Operating Activities

Net cash provided by operating activities amounted to $1,707,531 during the three months ended December 31, 2010, a decrease of $3,268,081, or 65.7%, as compared to $4,975,612 during the three months ended December 31, 2009. The decrease is mainly attributable to the decrease of $1,539,913 in net income and less collection of accounts receivable of $1,971,748.

Investing Activities

Net cash used in investing activities decreased by $746,098, or 30.7%, to $1,686,685 during the three months ended December 31, 2010, as compared to $2,432,783 during the three months ended December 31, 2009.  There were payments (approximately $2.34 million) incurred during the three months ended December 31, 2009 to acquire the land use right for building the regional headquarters and research and development center in Guangzhou city, China. On the other hand, we made prepayments for certain long-lived assets, totaling $1,349,933 during the three months ended December 31, 2010

Financing Activities

Net cash used in financing activities amounted to $7,945 during the three months ended December 31, 2010, as compared to net cash provided by financing activities of $2,164,147 during the three months ended December 31, 2009, a decrease of $2,172,092, or 100.4%, resulting from the partial payments (approximately $2.24 million) of an equity investment made by an institutional investor during the three months ended December 31, 2009.

Loan Commitments

As of December 31, 2010, we had the following outstanding bank loans:

We had an outstanding bank loan of RMB1,960,000 (approximately $296,440) from the Agriculture Bank of China, Wuhan Branch. This bank loan has been continuously extended from September 2003, the original maturity date.  The Company has been repaying the principal amount of this loan with payments of RMB 20,000 (approximately $3,000) per month at the request of the bank.  Interest accrues on a monthly basis at the rate of 5.84% per annum.

The Company had an outstanding bank loan of RMB1,500,000 (approximately $226,867) from the Wuhan Finance Bureau. This loan has been continuously extended from November 2001, the original maturity date, and such loan will be repaid when the bank requests repayment.  Interest accrues on a monthly basis at the rate of 5.94% per annum.

The Company has a loan facility agreement of RMB5,000,000 (approximately $756,224) with Wuhan Pan-Asia Peptide Material Research Co., Ltd. (“Wuhan Pan-Asia”), an unrelated third party. Under such an agreement, Wuhan Pan-Asia lends to the Company, when needed, with the funds borrowed from Wuhan Rural Commercial Bank for part of which, i.e., RMB3,400,000 (approximately 514,232),  the Company pledges an office building as collateral.  Interest on the loan is paid by the Company monthly at the rate of 0.566%. As of December 31, 2010, the balance due to Wuhan Pan-Asia was nil.

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

Obligations Under Material Contracts

There is a capital commitment of $211,743 for the regional customer health center in Guangdong province, China as of December 31, 2010.  There is no capital commitment as of September 30, 2010.

Other than the above, we have no other long term debt, capital or operating lease or fixed purchase obligations under material contracts.

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

Seasonality

In recent years, our revenues for the second and forth quarters in each fiscal year have been higher than revenues for the first and third fiscal quarters.  We believe that this is partially due to a number of major domestic festivals and holiday celebrations that occur in China around January and September, such as the Chinese New Year.

Critical Accounting Policies and Estimates

Critical accounting policies are those we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

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

Recent Accounting Pronouncements

See Note 2(w) (Recently Issued Accounting Pronouncements) to our unaudited consolidated financial statements included elsewhere in this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Dongliang Chen, our Chief Executive Officer and Mr. Richard Liu, our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, Mr. Chen and Mr. Liu concluded that, because of the material weaknesses described in Item 9A “Controls and Procedures” on our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, which we are still in the process of remediating as of December 31, 2010, our disclosure controls and procedures were not effective.  Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for the description of these weaknesses.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2010, the management concluded that: (1) we lacked qualified resources to perform our internal audit functions properly and that we have not yet fully developed the scope and effectiveness of our internal audit function; (2) we lacked an audit committee within our board to oversee the financial reporting pursuant to U.S. GAAP and the SEC’s rules and regulations; and (3) our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

Our management is in the process of implementing remediation procedures to improve internal controls over financial reporting. We have already taken measures to remediate these material weaknesses by seeking additional financial reporting and accounting staff members with relevant accounting experience, skills and knowledge in the preparation of financial statements in accordance with of U.S. GAAP and financial reporting disclosure requirements under SEC rules.   We are also in the process of implementing a rigorous process for collecting and reviewing information required for the preparation of the financial statements to meet our public accounting obligations according to U.S. GAAP and the SEC’s rules and regulations with the support from the board and additional personnel experienced in U.S. GAAP and the SEC’s rules to be hired.

We have also engaged a professional consulting firm experienced in handling compliance with the requirements of the Sarbanes-Oxley Act of 2002 with respect to internal control over financial reporting in order to assist us with improving our internal controls and meet the requirements of Sarbanes-Oxley Act of 2002. In the meantime, we have been searching and negotiating with several qualified candidates to serve as the audit committee members so as to establish an audit committee within the Board of Directors.  We are also in the process of establishing an internal audit function and will continue to hire more experienced personnel with expertise in U.S. public company financial reporting.

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

Other than the foregoing changes, there were no changes in our internal controls over financial reporting during period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2011	CHINA POLYPEPTIDE GROUP, INC.

	By:	/s/ Dongliang Chen
Dongliang Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Liu
Richard Liu, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)