Form 10-Q
period 2011-03-31
China Polypeptide Group, Inc.
filed 2011-05-16
CIK 1435530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	11,939,967

CHINA POLYPEPTIDE GROUP, INC.

Quarterly Report on Form 10-Q
Six Months Ended March 31, 2011

i

PART I
FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

CHINA POLYPEPTIDE GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Financial Statements (Unaudited)

Consolidated Balance Sheets	2

Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)	3

Consolidated Statements of Cash Flows (Unaudited)	4

Notes to Unaudited Consolidated Financial Statements	5-14

China Polypeptide Group, Inc.
Consolidated Balance Sheets

	March 31,	September 30,
	2011	2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents (including assets of consolidated variable interest entities of $7,381 at March 31, 2011and $7,135 at September 30, 2010 available only to settle obligations of the consolidated variable interest entity)	$15,233,895	$14,421,012
Accounts receivable, net	4,419,120	5,956,039
Inventories, net	769,206	525,319
Prepayments and other receivables, net	1,378,074	2,659,871
Amounts due from staff	4,463,268	7,993,826
Deferred tax assets	1,522,266	782,355
Other assets	426,125	419,111
Total Current Assets	28,211,954	32,757,533

Property, plant and equipment, net	11,624,449	11,867,665
Deposit for land use rights(including assets of consolidated variable interest entities of $5,340,231 at March 31, 2011 and $5,162,215 at September 30, 2010 available only to settle obligations of the consolidated variable interest entity)	5,643,749	5,552,160
Prepayments for long-live assets(including assets of consolidated variable interest entities of $303,518 at March 31, 2011 and $nil at September 30, 2010 available only to settle obligations of the consolidated variable interest entity)	1,365,830	-
Land use rights, net	284,060	279,450
Investment in equity affiliates	224,292	227,351
Intangible assets, net	33,861	42,829
Total assets	$47,388,195	$50,726,988

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,763,037	$2,199,212
Accrued expenses and other liabilities	1,643,930	1,525,934
Taxes payable	5,106,658	5,597,799
Short-term loans	525,086	519,550
Amounts due to related parties	450,417	442,689
Total Current Liabilities	9,489,128	10,285,184

Shareholders’ equity
Common stock: 120,000,000 shares authorized, $0.0001 par value, 11,939,967 shares issued and outstanding as of March 31,2011 and September 30, 2010, respectively	1,194	1,194
Additional paid-in capital	16,231,912	16,231,912
Deferred compensation	-	(77,355)
Unappropriated retained earnings	19,398,083	22,194,795
Appropriated retained earnings	1,283,484	1,283,484
Accumulated other comprehensive income	984,394	807,774
Total Shareholders’ Equity	37,899,067	40,441,804
Total Liabilities and Shareholders’ Equity	$47,388,195	$50,726,988

See notes to unaudited consolidated financial statements

China  Polypeptide Group, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$4,466,807	$8,357,079	$7,787,563	$14,103,669
Cost of sales	997,914	820,309	1,406,963	1,096,883

Gross profit	3,468,893	7,536,770	6,380,600	13,006,786

Operating expenses
Selling and administrative expenses	6,331,408	5,090,424	10,018,940	9,393,262

Operating (loss) Income	(2,862,515)	2,446,346	(3,638,340)	3,613,524

Other (expense) income
Interest (expense) income	40,344	(18,504)	11,129	(36,064)
Equity loss in affiliates	(99)	(8,636)	(6,830)	(16,473)
Other income	45,681	25,816	89,810	19,647
	85,926	(1,324)	94,109	(32,890)
(Loss) income before income tax (benefit) expense	(2,776,589)	2,445,022	(3,544,231)	3,580,634

Income tax (benefit) expense	(630,639)	225,887	(747,519)	472,348

Net (loss) income	(2,145,950)	2,219,135	(2,796,712)	3,108,286

Other comprehensive income
Foreign currency translation (loss) gain	(318,511)	(3,430)	176,620	(75,348)

Comprehensive (loss) income	$(2,464,461)	$2,215,705	$(2,620,092)	$3,032,938

(Loss) earnings per share
Basic and diluted	$(0.18)	$0.21	$(0.23)	$0.31

Weighted average number of common shares outstanding:
Basic and diluted	11,939,967	10,621,985	11,939,967	10,020,755

See notes to unaudited consolidated financial statements

China Polypeptide Group, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net (loss) income	$(2,796,712)	$3,108,286
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	555,138	199,418
Bad debts provision	1,519,168	173,773
Amortization of stock-based compensation	78,167	7,965
Equity loss in affiliates	6,830	16,473
Changes in operating assets and liabilities
Accounts receivable	1,642,854	5,534,146
Inventories	(235,912)	245,784
Prepayments and other receivables	(192,478)	(1,098,287)
Amounts due from staff	3,673,185	(4,292,798)
Deferred tax assets	(729,140)	42,678
Accounts payable	158,720	(169,475)
Accrued expenses and other current liabilities	93,097	(1,584,637)
Taxes payable	(585,198)	214,976
Net cash provided by operating activities	3,187,719	2,398,302

Cash flow from investing activities
Purchases of property, plant and equipment	(737,721)	(241,002)
Prepayment for long-live assets	(1,369,842)	(877,702)
Cash paid to acquire land use rights	-	(5,588,039)
Net cash used in investing activities	(2,107,563)	(6,706,743)

Cash flow from financing activities
Proceeds from private placements, net	-	3,600,000
Proceeds from (repayment of) related parties loans	426	(48,202)
Repayment on short-term bank loan	(3,044)	(39,843)
Net cash (used in) provided by financing activities	(2,618)	3,511,955

Effect of exchange rate fluctuation on cash and cash equivalents	(264,655)	(1,596)
Net increase (decrease) in cash and cash equivalents	812,883	(798,082)
Cash and cash equivalents, beginning of period	14,421,012	4,439,732
Cash and cash equivalents, end of period	$15,233,895	$3,641,650

Supplemental disclosure of cash flow information:
Income taxes paid	$58,140	$115,774
Interest paid	$23,647	$23,432

See notes to unaudited consolidated financial statements

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

Xingpu is a development stage company established on March 2, 2010. Its registered capital is approximately $29,255,164 (RMB200,000,000) of which $5,851,033 (RMB40,000,000) was paid up as of March 31, 2011. The equity holders of Xingpu are Mr. Dongliang Chen, the Company’s Chief Executive Officer and the Chairman of the Board, and Mr. Shengfan Yan, the President and a director of the Company, with each holding a 50% equity interest of Xingpu. Xingpu’s business scope includes polypeptide product development, real estate investment, technology transfer, technical consultation, import and export, with its current purpose being to develop the Group’s regional headquarter and its research and development center.

Effective September 28, 2010, Hopsun entered into a contractual arrangement with Xingpu and its equity holders consisting of a series of agreements, including an Exclusive Business Cooperation Agreement, through which Hopsun has the right to advise, consult with, manage and operate Xingpu, and to collect fees based on its profits. Xingpu's equity holders have also granted their voting rights over Xingpu to Hopsun. In order to further reinforce Hopsun's rights to control and operate Xingpu, Xingpu and its equity holders have granted Hopsun the exclusive right and option to acquire all of their equity interests in Xinpu. Further, Xingpu’s equity holders have pledged all of their rights, titles and interests in Xingpu to Hopsun. As both companies are under common control, Xingpu is consolidated as a VIE and the financial statements have been prepared as if the VIE arrangement had occurred from the beginning of the periods presented. CPGI consolidates Xingpu’s results, assets and liabilities in its financial statements.

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

All shares and per share numbers set forth in this Note 1 reflect an 8-for-1 forward stock split effectuated by the Company on December 1, 2009, pursuant to which each one (1) share of the Company’s common stock issued and outstanding on that date automatically converted into eight(8) shares of the Company’s common stock.

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

The Company has concluded that Xingpu is a VIE and that the Company is the primary beneficiary and loss absorber as of March 31, 2011. Under the requirements of ASC Topic 810 the Company consolidated the financial statements of Xingpu.

Summary information regarding Xingpu is as follows:

March 31,
2011
Assets
Cash and cash equivalents	$7,381
Deposit for land use rights	5,340,231
Prepayment for long-lived assets	303,518
Total assets	$5,651,130

Total liabilities	$-

The financial performance of Xingpu reported in the consolidated statements of operations for the six months ended March 31, 2011 includes revenues of $nil, net loss of $nil.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of consolidated financial position as of March 31, 2011, and consolidated results of operations, and cash flows for the six month periods ended March 31, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

(c) Inventories

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

 (d) Revenue Recognition

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

(e) Income Taxes

The Group adopted ASC Topic 740  ”Accounting for Income Taxes” that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes.

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

(f) Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts and notes receivable, prepayments and other receivables, short-term loans, accounts and notes payable, other payables and amounts due to related party. The carrying amounts of these financial instruments approximate their fair value due to the short term maturities of these instruments.

The Group adopted ASC Topic 820-10  ”Fair Value Measurements” on January 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). ASC Topic 820-10 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Group has not adopted ASC Topic 820-10 for non-financial assets and non-financial liabilities, as these items are not recognized at fair value on a recurring basis.

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

(g) Recently Issued Accounting Pronouncements

In the quarter ending March 31, 2011, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-01 through ASU 2011-3, which is not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3 – Earnings (Loss) per Share

The Group reports earnings (loss) per share in accordance with ASC Topic 260  ”Earnings per Share”.  ASC Topic 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share.  Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
For the six months ended March 31, 2011 and 2010
Net income (loss) for basic and diluted earnings (loss) per share	$(2,796,712)	$3,108,286
Weighted average number of common shares outstanding – basic and diluted *	11,939,967	10,020,755
Earnings (loss) per share – basic and diluted	$(0.23)	$0.31

For the three months ended March 31, 2011 and 2010
Net income (loss) for basic and diluted earnings (loss) per share	$(2,145,950)	2,219,135
Weighted average number of common shares outstanding – basic and diluted *	11,939,967	10,621,985
Earnings (loss) per share – basic and diluted	$(0.18)	$0.21

* All the outstanding warrant shares do not have dilutive effect on earnings per share. As of March, 31 2011 and 2010, the number of the outstanding warrants was 502,150 and 333,333, respectively

Note 4 - Accounts Receivable, net

	March 31,	September 30,
	2011	2010
	(Unaudited)
Accounts receivable	$6,012,914	$7,526,793
Allowance for doubtful accounts	(1,593,794)	(1,570,754)
	$4,419,120	$5,956,039

Note 5 – Inventories, net

	March 31, 2011	September 30, 2010
	(Unaudited)
Raw materials	$229,813	$179,993
Work in progress	302,508	226,844
Finished goods	82,915	29,541
Low-value consumables and packaging materials	153,970	88,941
Total	769,206	$525,319

Note 6 - Prepayments and Other Receivables

	March 31,	September 30,
	2011	2010
	(Unaudited)
ERA Bio-Technology (Shenzhen) Co., Ltd. (a)	$4,146,053	$4,078,769
Other receivables and prepaid expenses	1,173,004	1,360,730
Advance to suppliers	773,962	365,840
	6,093,019	5,805,339
Allowance for doubtful accounts	(4,714,945)	(3,145,468)
	$1,378,074	$2,659,871

(a)
As of March 31, 2011, the Group lent $4,146,053 in aggregate to ERA Biotech.  $2,352,263 of such loans was due on August 11, 2009 and was extended to July 28, 2010 on July 28, 2009. $1,793,790 of such loans matured on June 9, 2010. The Company evaluated the collectability of such loan balance and determined to provide a bad debt allowance of $4,146,053 and $2,628,464 as of March 31, 2011 and September 31, 2010, respectively.

Note 7 – Amounts Due from Staff

Amounts due from staff represent various advances to certain employees for business purposes and receivables from sales managers due to certain amounts of funds collected from customers by sales managers of Hopsun and kept at respective bank accounts for working capital purposes,pursuant to cash advance custody agreements between Hopsun and such managers . Hopsun has entered into a cash advance custody agreement with each sales manager which stipulates the ownership and all the other rights related to such funds belong to Hopsun and each sales manager bears legal responsibility for such funds including safeguarding of such funds. In addition to other control measures, these bank accounts are operated by Hopsun instead of sales managers. Amounts due from staff amounted to $4,463,268 and $7,993,826 as of March 31, 2011 and September 30, 2010, respectively.

Note 8 – Property, Plant and Equipment

	March 31,	September 30,
	2011	2010
	(Unaudited)
Buildings and improvement	$9,999,123	$9,885,136
Machinery and equipment	2,641,504	2,315,357
Furniture and office equipment	526,040	517,850
Motor vehicles	793,928	786,501
	13,960,595	13,504,844
Accumulated depreciation	(2,336,146)	(1,637,179)
	$11,624,449	$11,867,665

As of September 30, 2010, a building owned by the Group with net book value of $1,078,824 was subject to a renewed pledged by the Group to Wuhan Rural Commercial Bank for a loan of $515,980, borrowed by Wuhan Pan-Asia Peptide Material Research Co. Limited (“Wuhan Pan-Asia”), an unrelated third party. Wuhan Pan-Asia entered into an agreement with the Group for a loan facility of $758,794 to the Group in exchange for this pledge. As of March 31, 2011, the balance due to Wuhan Pan-Asia was nil.

Depreciation expense for the six months ended March 31, 2011 and 2010 was $545,435 and $199,418, respectively. Depreciation expense for the three months ended March 31, 2011 and 2010 was $142,524 and $126,488, respectively.

Note 9 – Deposit for Land Use Rights

Deposit for land use rights represents the payments that are made to the government to secure the land use rights of the land lot in Guangzhou Science Park reserved for the Company’s future regional headquarters and research and development center and of the land lot in Wuhan for future expansion of the Company\s manufacturing. The Group has paid a deposit for land use rights, aggregating $5,643,749 and $5,552,160 as of March 31, 2011 and September 30, 2010, respectively. The relevant certificates of land use right are to be issued, and if not, such amount will be refunded.

Note 10 - Taxation

The Company, its subsidiaries and VIE each file tax returns separately.

1) VAT

Pursuant to the Provisional Regulation of the PRC on the VAT and its implementing rules, all entities and individuals (“Taxpayers”) that are engaged in the sale of products in the PRC are generally required to pay the VAT at a rate of 17% of the gross sales proceeds received, less any deductible VAT already paid or borne by the taxpayers. Further, when exporting goods, the exporter is entitled to a portion of or all the refund of VAT that it has already paid or incurred. VAT Taxpayers can be divided into two categories, i.e., General VAT Taxpayer and Small Scale VAT Taxpayer. The Small Scale VAT Taxpayer is subject to a simplified VAT rate on the gross sales proceeds while all VAT previously paid, or input VAT, cannot be deductible for tax payment purpose. This simplified VAT tax rate was reduced to 3% effective January 1, 2009. Some of Hopsun’s branch offices are Small Scale VAT Taxpayers and are therefore subject to the simplified VAT rate of 3%,

2) Income tax

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

Tallyho, registered in the City of Wuhan in the PRC, has qualified as a New and High-Tech Enterprise ("NHTE") by relevant governmental authorities since December 2010. As such, Tallyho is eligible to enjoy a preferential tax rate of 15% for the calendar year of 2010, in accordance with the PRC income tax law.

Hopsun, registered in the City of Guangzhou in the PRC, was qualified as a NHTE by relevant governmental authorities in December 2009. According to the PRC income tax law and its NHTE certificate, so long as Hopsun’s NHTE status remains valid, Hopsun is subject to income tax at a preferential tax rate of 15% for 3 years, commencing with the 2009 calendar year,

Anti-Aging, registered in the City of Wuhan in the PRC, is subject to the income tax at tax rate of 25%.

Xingpu, registered in the City of Guangzhou in the PRC, is subject to the income tax at tax rate of 25%.

a)	Tax payable

Taxes payable consist of the following:

	March 31,	September 30,
	2011	2010
	(Unaudited)
VAT payable	$2,786,164	$3,113,658
Income tax payable	2,094,378	2,250,810
Other taxes payable	226,116	233,331
	$5,106,658	$5,597,799

(b) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose. The following represents the tax effect of  each major type of temporary difference.

	March 31,	September 30,
	2011	2010
	(Unaudited)
Allowance for doubtful receivables	$946,312	$707,433
Allowance for inventory obsolescence	25,278	24,868
Difference in depreciation	50,879	50,054
Tax loss carried-forward	509,130	85,639
	1,531,599	867,994
Valuation allowance	(9,333)	(85,639)
Deferred tax assets, net	$1,522,266	$782,355

The tax loss carried-forward incurred by Tallyho, Hopsun and Anti-Aging amounted to $509,130 for the period ended March 31, 2011. For the year ended September 30, 2010, the tax loss carried-forward incurred by Anti-Aging amounted to $85,639. Management believes that the tax loss carried-forward amounts incurred by Tallyho and Hopsun for the period ended March 31, 2011amounted to $509,130 may be recovered for the respective future 5 years’ taxable income, and the realization of the benefits arising from the tax loss carried-forward incurred by Anti-Aging amounted to $9,333 and $85,639 for the period ended March 31, 2011 and the year ended September 30, 2010, respectively, appear to be remote due to the research and development nature of Anti-Aging’s operation and its continuing losses for PRC income tax purpose, and therefore, full provision has been provided for the tax loss carried-forward amounts occurred by Anti-Aging.

Note 11 - Related Party Transactions

The transactions with the following entities and individuals were made in the ordinary course of business and were negotiated on an arm’s length basis.  A summary of balances and transactions with related parties is as follows:

	March 31,	September 30,
	2011	2010
	(Unaudited)
Due to related parties
Wuhan Inspection (a)	$450,417	$442,689
_________________
(a)	Wuhan Inspection advanced to Tallyho payments for relevant expenses for obtaining the necessary special licenses for Wuhan Inspection’s inspection business through and with the assistance of Tallyho.

All amounts due to related companies were interest free, unsecured and had no fixed term of repayment.

Note 12 - Commitment and Contingency

(a) Operating lease commitment

The Group has entered into several tenancy agreements for the operating lease of office blocks, workshops and warehouses. The Group’s commitment for minimum lease payments under these operating leases as of March 31, 2011 for the next five years is as follows:

As of March 31, 2011
Within 1 year	$17,241
Between 1 and 2 years	5,133
Between 2 and 3 years	3,019
Between 3 and 4 years	3,019
Between 4 and 5 years	755
5 years then thereafter	-
$29,167

(b) Capital commitment

There is a capital commitment of $212,463 for the regional customer health center in Guangdong Province, China as of March 31, 2011.  There is no capital commitment as of September 30, 2010.

(c) Contingency
The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations, The Group did not record any contingencies as of March 31, 2011 and September 30, 2010.

Note 13 – Shareholders’ Equity

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

On March 1 and September 1, 2010, the Company issued, in aggregate, 38,000 shares of the Company’s common stock as payments for services which were valued at $137,490 and included in deferred compensation which was all expensed as of March 31, 2011.

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

Due to the limited trading history of the Company’s common stock, the Company used the market prices of a similar public company's (similar industry, size and length of operations) to calculate the volatility which was estimated to be 125%.

Following is a summary of the warrant activity:

Outstanding as of October 1, 2010	502,150
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2011	502,150

Deferred compensation

The deferred compensation was recognized as the remuneration for the previous CFO and amortized to expenses over the service period. As the result of the resignation of the previous CFO, there is no deferred compensation recognized as of March 31, 2011. There is deferred compensation of $77,355 as of September 30, 2010.

Note 14 - Subsequent Events

Management has considered all events occurring through the date that the consolidated financial statements have been issued and has determined that there are no such events that are material to the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; and any statements regarding future economic conditions or performance, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Overview of our Business

Through our operating subsidiaries in China, we are engaged in the research, development, production and sale of polypeptide-based nutritional supplements, health foods, functional foods, nutricosmetics products and other related health and wellness products in China and abroad. Polypeptides are small molecular structures consisting of 10-50 amino acids and have been found to have high nutritional value and support body functions such as regulating immunological functions. We focus on enzyme engineering in order to produce micromolecular protein structures in the form of certain functional peptides for use as nutritional ingredients, additives and supplements.

We have developed over 70 different types of polypeptide-based nutritional products. Our key products include Polypeptide Protein Powder and Shenguo Polypeptide Capsules. Other functional polypeptide-based nutritional supplement products include lipid lowering soy peptide products. These products are manufactured using our proprietary processing methods.

Our products are primarily manufactured in our owned and operated production facilities located on 16,477 square meters of land in the Hannan Economic Development Zone in Wuhan, China. Some of our nutritional supplements and personal care products are manufactured for us through contractual relationships with other manufacturing companies, in accordance with our own proprietary formulations. Our products have been tested and approved by the relevant Chinese governmental hygiene and safety agencies, such as the local bureaus of Ministry of Health and the State Food and Drug Administration. Our research and development efforts, which encompass basic peptide research and anti-aging-focused applied research and related product development, are conducted in three research and development centers in Wuhan, China.

Our products are sold to customers through a combined network of sales personnel in our headquarters, through our branch sales offices located in 15 provinces across China, and through our wholesalers, distributors and private labeled partners.

We believe that we are one of the largest companies in China focusing on the development and production of functional peptide nutritional products, and that we are one of the few companies in our industry that offer competitive prices and high quality diversified nutritional products combined with excellent customer service.

Results of Operations

The following table sets forth our statements of operations for the three and six months ended March 31, 2011 and 2010 in U.S. dollars (unaudited):

Comparison of Three Months Ended March 31, 2011 and 2010
	Three Months Ended March 31,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues

	(in dollars, except percentages)

REVENUES	4,466,807	100.0%	8,357,079	100.0%

COST OF SALES	997,914	22.3%	820,309	9.8%

GROSS PROFIT	3,468,893	77.7%	7,536,770	90.2%

SELLING AND ADMINISTRATIVES EXPENSES	6,331,408	141.7%	5,090,424	60.9%

OPERATING (LOSS) INCOME	(2,862,515)	-64.1%	2,446,346	29.3%

OTHER INCOME (EXPENSE)
Interest (expense) income	40,344	0.9%	(18,504)	-0.2%
Equity loss in affiliates	(99)	0.0%	(8,636)	-0.1%
Other income	45,681	1.0%	25,816	0.3%
	85,926	1.9%	(1,324)	0.0%
INCOME (LOSS) BEFORE INCOME TAX (BENIFIT) EXPENSE	(2,776,589)	-62.2%	2,445,022	29.3%

INCOME TAX (BENIFIT) EXPENSE	(630,639)	-14.1%	225,887	2.7%

NET (LOSS) INCOME	(2,145,950)	-48%	2,219,135	26.6%

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation loss	(318,511)	-7.1%	(3,430)	0.0%

COMPREHENSIVE (LOSS) INCOME	(2,464,461)	-55.2%	2,215,705	26.5%

 Revenues. Revenues for the three months ended March 31, 2011 decreased to $4,466,807, as compared to $8,357,079 for the three months ended March 31, 2010, a decrease of $3,890,272 or 46.6%.    The decrease is mainly attributable to the restructuring of Hopsun and its sales branches that commenced in late March, 2011. The restructuring was carried out to change our sales model from a self-owned meeting-based sales network to a centralized, third-party distributor network for our own branded consumer end products. Management expects that this new centralized, third-party channel sales model will help to significantly decrease our selling and marketing expenses going forward, as we expect such expenses will be borne by the third party distributors.  While revenues will be temporarily impacted and only gradually rebound in future periods, we expect to improve our operational efficiency and net profit in the near term.

Cost of Sales. Cost of sales for the three months ended March 31, 2011 amounted to $997,914, or approximately22.3% of revenues, compared to $820,309, or approximately 9.8% of revenues, for the three months ended March 31, 2010, an increase of $177,605, or 21.7%.  The increase is mainly attributable to an increase in overhead costs as a result of salary increases, additional depreciation of new equipment and an increase of utility costs.

Gross Profit. Gross profit for the three months ended March 31, 2011 decreased $4,067,877, or 54%, to $3,468,893 from $7,536,770 for the three months ended March 31, 2010, with a gross margin of 77.7% and 90.2% for the three months ended March 31, 2011 and 2010 respectively.  The decrease in gross profit is mainly due to the $3,890,272, or 46.6%, decrease in revenues and $177,605, or 21.7%, increase in cost of sales during the 2011 period.

Selling and Administrative Expenses. Selling and administrative expenses for the three months ended March 31, 2011 totaled $6,331,408, or approximately 141.7% of revenues, compared to $5,090,424, or approximately 60.9% of revenues, for the same period in 2010, an increase of $1,240,984, or 24.4%. The significant increase in the proportion of selling and administrative expenses to revenues is mainly attributable to the decrease in revenues discussed above. The absolute value of the increase in selling and administrative expenses is mainly due to the Company’s provision for a $1,522,047 bad debt expense on ERA Biotech, as of March 31, 2011.

Operating (Loss) Income. An operating loss of $2,862,515, or approximately -64.1% of revenues, was incurred for the three months ended March 31, 2011, as compared to an operating income of $2,446,346, or approximately 29.3% of revenues, for the three months ended March 31, 2010, a decrease of $5,308,861 or 217%. The operating loss is mainly attributable to the decrease in revenues in the three months ended March 31, 2011.

Interest (Expense) Income. Net interest income totaled $40,344 for the three months ended March 31, 2011, as compared to net interest expense of $18,504 for the three months ended March 31, 2010, an increase of $58,848 or 318%.

Equity Loss in Affiliates. Equity loss in affiliates for the three months ended March 31, 2010 amounted to $99, a decrease of $8,537, or 98.9%, as compared to equity loss in affiliates of $8,636 for the three months ended March 31, 2010. The decrease is due to the decrease in the net loss of an affiliate company in which the Company has a 40% equity interest and uses the equity method to account for such an investment.

Other Income. Other income was $45,681 for the three months ended March 31, 2011, as compared to other income of $25,816 for the three months ended March 31, 2010, an increase of $19,865. The change is mainly attributable to government subsidy income during the three months ended March 31, 2011.

(Loss) Income before Income Tax (Benefit) Expense . Loss before income tax expense (benefit) was $2,776,589 or approximately -62.2% of revenues, for the three months ended March 31, 2011, as compared to income before income tax expense of $2,445,022, or approximately 29.3% of revenues, for the three months ended March 31, 2010, a decrease of $5,221,611, or -213.6%. The decrease in income before income tax expense is mainly attributable to the $3,890,272 decrease in revenues during the three months ended March 31, 2011.

Income Tax (Benefit) Expense. According to the analysis and evaluation of the management, the group recognized a tax benefit amounted $630,639 for the three months ended March 31, 2011, as compared to income tax expense $225,887 for the three months ended March 31,2010, decrease of $856,526, or 379.2%

Net (Loss) Income. Net loss was $2,145,950, or approximately -48% of revenues, for the three months ended March 31, 2011, as compared to net income of $2,219,135, or approximately 26.6% of revenues, for the three months ended March 31, 2010, a decrease of $4,365,085, or -196.7%. The decrease in net income is mainly attributable to the $3,890,272 decrease in revenues during the three months ended March 31, 2011. Although no assurance can be given, management believes that our revenues and net income will resume growth in future periods resulting from, among other factors, growing market demands for anti-aging nutritional supplements, health foods and functional food products, our increased sales and marketing efforts after the restructuring of our sales network, our newly added manufacturing capacity to meet such increasing demands, our expansion into other high margin peptide-based product categories, as well as the PRC government’s increasing emphasis on domestic consumption as a key area for future sustained economic growth.

Comparison of Six Months Ended March 31, 2011 and 2010
	Six Months Ended March 31,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues

	(in dollars, except percentages)

REVENUES	7,787,563	100.0%	14,103,669	100.0%

COST OF SALES	1,406,963	18.1%	1,096,883	7.8%

GROSS PROFIT	6,380,600	81.9%	13,006,786	92.2%

SELLING AND ADMINISTRATIVES EXPENSES	10,018,940	128.7%	9,393,262	66.6%

OPERATING (LOSS) INCOME	(3,638,340)	-46.7%	3,613,524	25.6%

OTHER INCOME (EXPENSE)
Interest (expense) income	11,129	0.1%	(36,064)	-0.3%
Equity loss in affiliates	(6,830)	-0.1%	(16,473)	-0.1%
Other income	89,810	1.2%	19,647	0.1%
	94,109	1.2%	(32,890)	-0.4%
INCOME (LOSS) BEFORE INCOME TAX (BENIFIT) EXPENSE	(3,544,231)	-45.5%	3,580,634	25.4%

INCOME TAX (BENIFIT) EXPENSE	(747,519)	-9.6%	472,348	3.3%

NET (LOSS) INCOME	(2,796,712)	-35.9%	3,108,286	22.0%

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation loss (gain)	176,620	2.3%	(75,348)	-0.5%

COMPREHENSIVE (LOSS) INCOME	(2,620,092)	-33.6%	3,032,938	21.5%

Revenues. Revenues for the six months ended March 31, 2011 decreased to $7,787,563, as compared to $14,103,669 for the six months ended March 31, 2010, a decrease of $6,316,106 or 44.8%.    The decrease is mainly attributable to the restructuring of Hopsun and its sales branches in late March 2011. Management expects that revenues will gradually rebound in future periods.

Cost of Sales. Cost of sales for the six months ended March 31, 2011 amounted to $1,406,963, or approximately 18.1% of revenues, compared to $1,096,883, or approximately 7.8% of revenues, for the six months ended March 31, 2010, an increase of $310,080 or 28.3%. The increase is mainly attributable to an increase in overhead costs in connection with salary increases, additional depreciation of new equipment and an increase in utility costs.

Gross Profit. Gross profit for the six months ended March 31, 2011 decreased $6,626,186, or 50.9%, to $6,380,600, from $13,006,786 for the six months ended March 31, 2010.  The respective gross margins are 81.9% and 92.2% for the six months ended March 31, 2011 and 2010, with a 50.9% decrease.  The decrease in gross profit is mainly due to the $6,316,106, or 44.8%, decrease in revenues and $310,080, or 28.3%, increase in cost of sales.

Selling and Administrative Expenses. Selling and administrative expenses for the six months ended March 31, 2011 totaled $10,018,940, or approximately 128.7% of revenues, compared to $9,393,262, or approximately 66.6% of revenues, for the same period in 2010, an increase of $625,678, or 6.7%. The absolute value of the increase in selling and administrative expenses is mainly due to the Company’s provision of a $1,522,047 bad debt on ERA Biotech as of March 31, 2011. The significant increase in the proportion of selling and administrative expenses to revenues is mainly attributable to the decrease in revenues discussed above.

Operating (Loss) Income. An operating loss of $3,638,340, or approximately -46.7% of revenues, was incurred for the six months ended March 31, 2011, as compared to an operating income of $3,613,524, or approximately 25.6% of revenues, for the six months ended March 31, 2010, a decrease of $7,251,864, or -200.7%. The operating loss is mainly attributable to the decrease in revenues and increase in costs of sales in the six months ended March 31, 2011.

Interest (Expense) Income. Net interest income totaled $11,129 for the six months ended March 31, 2011, as compared to net interest expense of $36,064 for the six months ended March 31, 2010, an increase of $47,193, or 130.9%.

Equity Loss in Affiliates. Equity loss in affiliates for the six months ended March 31, 2010 amounted to $6,830, a decrease of $9,643, as compared to equity loss in affiliates of $16,473 for the six months ended March 31, 2010. The decrease is due to the decrease in the net loss of an affiliate company in which the Company has a 40% equity interest and uses the equity method to account for such an investment.

Other Income. Other income was $89,810 for the six months ended March 31, 2011, as compared to other income of $19,647 for the six months ended March 31, 2010, an increase of $70,163. The change is mainly attributable to government subsidy income during the three months ended March 31, 2011.

(Loss) Income before Income Tax Expense (Benefit). Loss before income tax expense was $3,544,231, or approximately -45.5% of revenues, for the six months ended March 31, 2011, as compared to income before income tax expense of $3,580,634, or approximately 25.4% of revenues, for the six months ended March 31, 2010, a decrease of $7,124,865, or -199%. The decrease in income before income tax expense is mainly attributable to the $6,316,106 decrease in revenues and the $310,080 increase in costs of sales during the six months ended March 31, 2011.

Income tax (benefit) expense. According to the analysis and evaluation of the management, the group recognized a tax benefit amounted $747,519 for the six months ended March 31, 2011, as compared to income tax expense $472,348, an increase of $1,219,867, or 258.3%

Net (Loss) Income. Net loss was $2,796,712, or approximately -35.9% of revenues, for the six months ended March 31, 2011, as compared to net income of $3,108,286, or approximately 22% of revenues, for the six months ended March 31, 2010, a decrease of $5,904,998, or -190%.   The decrease in net income is mainly attributable to the decrease of $6,316,106 in revenues during the six months ended March 31, 2011. Although no assurance can be given, management believes that our revenues and net income will resume growth in future periods resulting from, among other factors, growing market demands for anti-aging nutritional supplements, health foods and functional food products, our increased sales and marketing efforts after the restructuring of our sales network, our newly added manufacturing capacity to meet such increasing demands, our expansion into other high margin peptide-based product categories, as well as the PRC government’s increasing emphasis on domestic consumption as a key area for future sustained economic growth.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Six Months Ended March 31,
	2011	2010
	(in dollars)
Net cash provided by operating activities	3,187,719	2,398,302
Net cash used in investing activities	(2,107,563)	(6,706,743)
Net cash (used in) provided by financing activities	(2,618)	3,511,955
Effect of exchange rate fluctuation on cash and cash equivalents	(264,655)	(1,596)
Net increase (decrease) in cash and cash equivalents	812,883	(798,082)
Cash and cash equivalents, beginning of period	14,421,012	4,439,732
Cash and cash equivalents, end of period	15,233,895	3,641,650

Operating Activities

Net cash provided by operating activities amounted to $3,187,719 during the six months ended March 31, 2011, an increase of $789,417, or 32.9%, as compared to $2,398,302 during the six months ended March 31, 2010. The increase is mainly attributable to a $7,965,983 increase in amounts due from staff, a $1,345,395 increase in bad debt provision and a $3,891,292 decrease in the collection of accounts receivable during the 2011 period.

Investing Activities

Net cash used in investing activities decreased by $4,599,180, or 68.6%, to $2,107,563 during the six months ended March 31, 2011, as compared to $6,706,743 during the six months ended March 31, 2010.  During the six months ended March 31, 2010, there were approximately $5.58 million in payments to acquire the land use rights for the building of our regional headquarters and research and development center in Guangzhou city, China. During the period, we also made prepayments totaling $1,369,842 for certain long-lived assets.

Financing Activities

Net cash used in financing activities amounted to $2,618 during the six months ended March 31, 2011, as compared to net cash provided by financing activities of $3,511,955 during the six months ended March 31, 2010, a decrease of $3,514,573, or 100.1%, resulting from approximately $3.6 million in partial payments of an equity investment made by an institutional investor during the six months ended March 31, 2010.

Loan Commitments

As of March 31, 2011, we had the following outstanding bank loans:

We have an outstanding bank loan of RMB1,960,000 (approximately $297,000) from the Agriculture Bank of China, Wuhan Branch. This bank loan has been continuously extended from September 2003, the original maturity date.  The Company has been repaying the principal amount of this loan with payments of RMB 20,000 (approximately $3,000) per month at the request of the bank.  Interest accrues on a monthly basis at the rate of 5.84% per annum.

We have an outstanding bank loan of RMB1,500,000 (approximately $227,638) from the Wuhan Finance Bureau. This loan has been continuously extended from November 2001, the original maturity date, and such loan will be repaid when the bank requests repayment.  Interest accrues on a monthly basis at the rate of 5.94% per annum.

We have a loan facility agreement of RMB5,000,000 (approximately $759,000) with Wuhan Pan-Asia Peptide Material Research Co., Ltd. (“Wuhan Pan-Asia”), an unrelated third party. Under such an agreement, Wuhan Pan-Asia lends to the Company, when needed, with the funds borrowed from Wuhan Rural Commercial Bank for part of which, i.e., RMB3,400,000 (approximately 516,000),  the Company pledges an office building as collateral.  Interest on the loan is paid by the Company monthly at the rate of 0.566%. As of March 31, 2011, the balance due to Wuhan Pan-Asia was nil.

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

Obligations Under Material Contracts

In addition to the loan agreements disclosed above, we have made a capital commitment of $212,462 for the regional customer health center in Guangdong province, China as of March 31, 2011.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those we believe are most important to portraying our financial condition and results of operations and also require the greatest amount of subjective or complex judgments by management.  Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions.  There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

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

Recent Accounting Pronouncements

See Note 2(g) (Recently Issued Accounting Pronouncements) to our unaudited consolidated financial statements included elsewhere in this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Dongliang Chen, our Chief Executive Officer and Ms. Lirong Hu, our interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.  Based on that evaluation, Mr. Chen and Ms. Hu concluded that, because of the material weaknesses described in Item 9A “Controls and Procedures” on our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, which we are still in the process of remediating as of March 31, 2011, our disclosure controls and procedures were not effective.  Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of March 31, 2011, the management concluded that: (1) we lacked qualified resources to perform our internal audit functions properly and that we have not yet fully developed the scope and effectiveness of our internal audit function; (2) we lacked an audit committee within our board to oversee the financial reporting pursuant to U.S. GAAP and the SEC’s rules and regulations; and (3) our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

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

Date: May 16, 2011	CHINA POLYPEPTIDE GROUP, INC.

	By:	/s/ Dongliang Chen
Dongliang Chen, Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lirong Hu
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)