Form 10-Q
period 2011-06-30
China Polypeptide Group, Inc.
filed 2011-08-22
CIK 1435530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 19, 2011 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	11,939,967

CHINA POLYPEPTIDE GROUP, INC.

Quarterly Report on Form 10-Q
Nine Months Ended June 30, 2011

i

PART I
FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

CHINA POLYPEPTIDE GROUP, INC.
CONSOLIDATED FINANCIAL STATEMENTS

Page(s)
Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets	2
Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)	3
Consolidated Statements of Cash Flows (Unaudited)	4
Notes to Unaudited Consolidated Financial Statements	5-17

China Polypeptide Group, Inc.
Consolidated Balance Sheets

	June 30,	September 30,
	2011	2010
Assets	(Unaudited)
Current assets
Cash and cash equivalents (including assets of consolidated variable interest entities of $7,525 at June 30, 2011 and $7,135 at September 30, 2010 available only to settle obligations of the consolidated variable interest entity)	$14,562,808	$14,421,012
Accounts receivable, net	4,221,153	5,956,039
Inventories, net	954,408	525,319
Prepayments and other receivables, net	1,343,017	2,659,871
Amounts due from staff	472,115	7,993,826
Deferred tax assets	64,595	782,355
Other assets	434,459	419,111
Total Current Assets	22,052,555	32,757,533

Property, plant and equipment, net	11,726,373	11,867,665
Deposit for land use rights (including assets of consolidated variable interest entities of $5,162,215 at September 30, 2010 available only to settle obligations of the consolidated variable interest entity)	-	5,552,160
Prepayments for long-live assets (including assets of consolidated variable interest entities of $309,454 at June 30, 2011 and $nil at September 30, 2010 available only to settle obligations of the consolidated variable interest entity)	1,593,687	-
Land use rights, net (including assets of consolidated variable interest entities of $5,444,673 at June 30, 2011 available only to settle obligations of the consolidated variable interest entity)	6,196,699	279,450
Investment in equity affiliates	228,678	227,351
Intangible assets, net	29,592	42,829
Total assets	$41,827,584	$50,726,988

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$1,774,298	$2,199,212
Accrued expenses and other liabilities	1,449,553	1,525,934
Taxes payable	3,937,838	5,597,799
Short-term loans	2,076,435	519,550
Amounts due to related parties	453,191	442,689
Amounts due to a director	872,660	-
Total Current Liabilities	10,563,975	10,285,184

Shareholders’ equity
Common stock: 120,000,000 shares authorized, $0.0001 par value, 11,939,967 shares issued and outstanding as of June 30, 2011 and September 30, 2010, respectively	1,194	1,194
Additional paid-in capital	16,231,912	16,231,912
Deferred compensation	-	(77,355)
Unappropriated retained earnings	12,034,626	22,194,795
Appropriated retained earnings	1,283,484	1,283,484
Accumulated other comprehensive income	1,712,393	807,774
Total Shareholders’ Equity	31,263,609	40,441,804
Total Liabilities and Shareholders’ Equity	$41,827,584	$50,726,988

See notes to unaudited consolidated financial statements

China Polypeptide Group, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$1,072,892	$11,560,788	$8,860,455	$25,664,457
Cost of sales	833,189	685,905	2,240,152	1,782,788

Gross profit	239,703	10,874,883	6,620,303	23,881,669

Operating expenses
Selling and administrative expenses	6,172,396	6,820,092	16,191,336	16,213,354

Operating (loss) Income	(5,932,693)	4,054,791	(9,571,033)	7,668,315

Other income (expense)
Interest income (expense)	19,541	(27,904)	30,670	(63,968)
Equity loss in affiliates	(82)	(7,362)	(6,912)	(23,835)
Other income (expense)	21,326	(30,300)	111,136	(10,653)
	40,785	(65,566)	134,894	(98,456)
(Loss) income before income tax expense	(5,891,908)	3,989,225	(9,436,139)	7,569,859

Income tax expense	1,471,549	906,963	724,030	1,379,311

Net (loss) income	(7,363,457)	3,082,262	(10,160,169)	6,190,548

Other comprehensive income
Foreign currency translation gain	727,999	158,903	904,619	83,555

Comprehensive (loss) income	$(6,635,458)	$3,241,165	$(9,225,550)	$6,274,103

(Loss) earnings per share
Basic and diluted	$(0.617)	$0.276	$(0.851)	$0.595

Weighted average number of common shares outstanding:
Basic and diluted	11,939,967	11,163,767	11,939,967	10,401,417

See notes to unaudited consolidated financial statements

China Polypeptide Group, Inc.
Consolidated Statements of Cash Flows

	Nine Months Ended
	June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flow from operating activities
Net (loss) income	$(10,160,169)	$6,190,548
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	990,458	285,871
Bad debt provision	2,281,547	172,502
Amortization of stock-based compensation	79,111	31,860
Equity loss in affiliates	6,912	23,835
Changes in operating assets and liabilities
Accounts receivable	1,201,423	8,738,019
Inventories	(408,123)	248,506
Prepayments and other receivables	(133,054)	(797,701)
Amounts due from staff	7,777,119	(2,715,450)
Deferred tax assets	742,840	13,286
Accounts payable	(502,628)	1,394,259
Accrued expenses and other current liabilities	(131,292)	(3,109,344)
Taxes payable	(1,855,149)	(1,823,016)
Net cash (used in) provided by operating activities	(111,005)	8,653,175

Cash flow from investing activities
Purchases of property, plant and equipment	(180,191)	(3,504,819)
Disposal of property, plant and equipment	-	(14,229)
Prepayment for long-live assets	(1,586,470)	-
Cash paid for construction in progress	(189,245)	(877,812)
Cash paid to acquire land use rights	(188,158)	(5,881,337)
Net cash used in investing activities	(2,144,064)	(10,278,197)

Cash flow from financing activities
Proceeds from private placements, net	-	6,320,144
Loan from a director	863,132	-
Repayment of related parties loans	-	(44,126)
Proceeds from (repayment on) short-term bank loan	1,531,021	(49,743)
Net cash provided by financing activities	2,394,153	6,226,275

Effect of exchange rate fluctuation on cash and cash equivalents	2,712	32,010
Net increase in cash and cash equivalents	141,796	4,633,263
Cash and cash equivalents, beginning of period	14,421,012	4,439,732
Cash and cash equivalents, end of period	$14,562,808	$9,072,995

Supplemental disclosure of cash flow information:
Income taxes paid	$97,015	$3,125,237
Interest paid	$52,355	$31,607

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

Xingpu is a development stage company established on March 2, 2010. Its registered capital is approximately $29,255,164 (RMB200,000,000) of which $5,851,033 (RMB40,000,000) was paid up as of June 30, 2011. The equity holders of Xingpu are Mr. Dongliang Chen, the Company’s Chief Executive Officer and the Chairman of the Board, and Mr. Shengfan Yan, the President and a director of the Company, with each holding a 50% equity interest of Xingpu. Xingpu’s business scope includes polypeptide product development, real estate investment, technology transfer, technical consultation, import and export, with its current purpose being to develop the Group’s regional headquarter and its research and development center.

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

Variable Interest Entity - A VIE is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (ii) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

If the Company determines that it has operating power and the obligation to absorb losses or receive benefits, the Company consolidates the VIE as the primary beneficiary, and if not, does not consolidate. The Company’s involvement constitutes power that is most significant to the entity when it has unconstrained decision making ability over key operational functions within the entity.

Assets recognized as a result of consolidating VIE do not represent additional assets that could be used to satisfy claims against the Company’s general assets. Conversely, liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company’s general assets; rather, they represent claims against the specific assets of the consolidated VIE.

The Company has concluded that Xingpu is a VIE and that the Company is the primary beneficiary and loss absorber as of June 30, 2011. Under the requirements of ASC Topic 810 the Company consolidated the financial statements of Xingpu.

Summary information regarding Xingpu is as follows:

June 30,
2011
Assets
Cash and cash equivalents	$7,525
Land use rights	5,444,673
Prepayment for long-lived assets	309,454
Total assets	$5,761,652

Total liabilities	$-

The financial performance of Xingpu reported in the consolidated statements of operations for the nine months ended June 30, 2011 includes revenues of $nil, net loss of $35,894.

The accompany (a) consolidated balance sheet as of September 30, 2010, which has been derived from audited financial statements, and (b) the unaudited consolidated financial statements as of June 30, 2011 and for the three- and nine-month periods ended June 30, 2011 and 2010 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures, which are normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to provide for fair presentation.  The unaudited consolidated financial statements should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2011, its consolidated results of operations for the three- and nine-month periods ended June 30, 2011 and 2010 and its cash flows for the nine-month periods ended June 30, 2011 and 2010, as applicable, have been made. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

(d) Land Use Rights

Land use rights represent payments for the rights to use certain parcels of land for a certain period of time in the PRC. Land use rights are carried at cost and charged to expense on a straight-line basis over the period the rights are granted, i.e., 50 years.

(e) Revenue Recognition

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

(f) Income Taxes and Tax Valuation Allowances

The Group adopted ASC Topic 740 “Accounting for Income Taxes”, requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes.

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

ASC Topic 740 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

We regularly review our deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies in making this assessment. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial adverse impact on our operating results.

(g) Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, accounts receivable, prepayments and other receivables, short-term loans, accounts payable, other payables and amounts due to related party. The carrying amounts of these financial instruments approximate their fair value due to the short term maturities of these instruments.

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

(h) Segment reporting

The Group has one operating segment as defined by ASC Topic 280, “Segment Reporting”. For the nine months ended June 30, 2011 and 2010, the Group’s revenues generated from customers was 100% generated in the PRC,  and the Group’s total long-lived tangible assets was all located in the PRC. Consequently no geographic information is presented.

(i) Significant concentrations and risks

Concentration of Customers

The top two third-party customers accounted for approximately 14.9% of the consolidated revenues for the nine months ended June 30, 2011 and the top four third party customers accounted for approximately 9.0% of the consolidated revenues for the nine months ended June 30, 2010.

The top three third-party customers accounted for 85.4% of the accounts receivable as of June 30, 2011 and the top four third-party customers accounted for 67.1% of the accounts receivable as of September 30, 2010.

Concentration of Suppliers

The top two third-party suppliers accounted for approximately 29.6% of the total purchase for the nine months ended June 30, 2011, and the top three third-party suppliers accounted for approximately 60.2% of the total purchase for the nine months ended June 30, 2010.

The top three third-party suppliers accounted for 37.1% of the accounts payable as of June 30, 2011 and the top four third-party suppliers accounted for 55.9% of the accounts payable as of September 30, 2010.

(j) Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is not expected to have a material impact on the consolidated financial statements upon adoption.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. Under the amendments in this ASU, an entity has two options for presenting its total comprehensive income: to present total comprehensive income and its components along with the components of net income in a single continuous statement, or in two separate but consecutive statements. The amendments in this ASU are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The Group intends to conform to the new presentation required in this ASU beginning with its Form 10-Q for the six months ended March 31, 2012.

Except for the ASUs above, in the first nine months ended June 30, 2011, The FASB has issued ASU 2010-26 through ASU 2010-29 and ASU No. 2011-01 through ASU 2011-05, which are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 3 - Earnings per Share

The Group reports earnings (loss) per share in accordance with ASC Topic 260 “Earnings per Share”.  ASC Topic 260 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings (loss) per share.  Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. This calculation is not done for periods in which a net loss was incurred as this would be anti-dilutive. The information related to basic and diluted earnings per share is as follows:

	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
For the nine months ended June 30, 2011 and 2010
Net income (loss) for basic and diluted earnings (loss) per share	$(10,160,169)	$6,190,548
Weighted average number of common shares outstanding – basic and diluted *	11,939,967	10,401,417
Earnings (loss) per share – basic and diluted	$(0.851)	$0.595

For the three months ended June 30, 2011 and 2010
Net income (loss) for basic and diluted earnings (loss) per share	$(7,363,457)	3,082,262
Weighted average number of common shares outstanding – basic and diluted *	11,939,967	11,163,767
Earnings (loss) per share – basic and diluted	$(0.617)	$0.276

*	All the outstanding warrant shares do not have dilutive effect on earnings per share. As of June 30, 2011 and 2010, the number of the outstanding warrants was 502,150 and 414,289, respectively.

Note 4 - Accounts Receivable, net

	June 30,	September 30,
	2011	2010
	(Unaudited)
Accounts receivable	$4,223,257	$7,526,793
Allowance for doubtful accounts	(2,104)	(1,570,754)
	$4,221,153	$5,956,039

As of June 30, 2011, accounts receivable amounting to $2,370,444 were written off since they were deemed uncollectible after Management had implemented various collection procedures.

Note 5 - Inventories, net

	June 30, 2011	September 30, 2010
	(Unaudited)
Raw materials	$320,835	$179,993
Work in progress	310,025	226,844
Finished goods	176,280	29,541
Low-value consumables and packaging materials	147,268	88,941
	954,408	$525,319

Note 6 - Prepayments and Other Receivables

	June 30,	September 30,
	2011	2010
	(Unaudited)
ERA Bio-Technology (Shenzhen) Co., Ltd. (a)	$-	$4,078,769
Other receivables and prepaid expenses	1,427,849	1,360,730
Advance to suppliers	495,186	365,840
	1,923,035	5,805,339
Allowance for doubtful accounts	(580,018)	(3,145,468)
	$1,343,017	$2,659,871

(a)
As of June 30, 2011, the Group lent $4,227,139 in aggregate to ERA Biotech, which was written off since the balance had been overdue for over two years and was deemed uncollectible after Management had implemented various collection procedures.

Note 7 – Amounts Due from Staff

Amounts due from staff represent various advances to certain employees for business purposes and receivables from sales managers due to certain amounts of funds collected from customers by sales managers of Hopsun and kept at respective bank accounts for working capital purposes, pursuant to cash advance custody agreements between Hopsun and such managers. Hopsun has entered into a cash advance custody agreement with each sales manager which stipulates the ownership and all the other rights related to such funds belong to Hopsun and each sales manager bears legal responsibility for such funds including safeguarding of such funds. In addition to other control measures, these bank accounts are operated by Hopsun instead of sales managers. Amounts due from staff amounted to $472,115 and $7,993,826 as of June 30, 2011 and September 30, 2010, respectively.

Note 8 – Property, Plant and Equipment

	June 30,	September 30,
	2011	2010
	(Unaudited)
Buildings and improvement	$10,207,276	$9,885,136
Machinery and equipment	2,704,501	2,315,357
Furniture and office equipment	550,956	517,850
Motor vehicles	809,455	786,501
	14,272,188	13,504,844
Accumulated depreciation	(2,735,921)	(1,637,179)
	11,536,267	11,867,665
Construction in progress	190,106	-
	$11,726,373	$11,867,665

As of September 30, 2010, a building owned by the Group with net book value of $1,078,824 was subject to a renewed pledged by the Group to Wuhan Rural Commercial Bank for a loan of $515,980, borrowed by Wuhan Pan-Asia Peptide Material Research Co. Limited (“Wuhan Pan-Asia”), an unrelated third party. Wuhan Pan-Asia entered into an agreement with the Group for a loan facility of $758,794 to the Group in exchange for this pledge. As of June 30, 2011, the balance due to Wuhan Pan-Asia was nil.

Management reviewed the property, plant and equipment for impairment, and concluded that the estimated future cash flows anticipated to be generated during the remaining life of the property, plant and equipment support their current net carrying value, and no impairment charges have been recorded for the three- and nine-month periods ended June 30, 2011 and 2010.

As of June 30, 2011, the construction in progress amounted $190,106 represents the construction in the new factory located in Jianghan Economical Development Zone in Hubei Province, the PRC.

Depreciation expense for the nine months ended June 30, 2011 and 2010 was $939,835 and $285,871, respectively. Depreciation expense for the three months ended June 30, 2011 and 2010 was $394,400 and $86,428, respectively.

Note 9 – Land Use Rights

As of June 30, 2011 and September 30, 2010, land use rights of the Group included certain parcels of land located in the PRC, with a net carrying value of $6,196,699 and $279,450, respectively.  The Group obtained relevant certificate of two new pieces of land lot in Wuhan City on May 19, 2011, with a net carrying value of $498,468. The Group obtained the certificate of a land lot in Guangzhou Science Park reserved for the Group’s future regional headquarter and research and development center on March 9, 2011, with a net carry value of $5,444,673. The four pieces of land lots are approximately 11,208 square meters, 7,947 square meters, 35,588 square meters and 15,000 square meters, which will expire in November 2048, January 2059, May 2061 and December 2048, respectively.

Note 10 – Deposit for Land Use Rights

As of September 30, 2010, deposit for land use rights represents the payments that are made to the government to secure the land use rights of the land lot in Guangzhou Science Park reserved for the Group’s future regional headquarters and research and development center and the land located in Wuhan City, Hubei Province, the PRC. Relevant certificates were obtained and the amounts were transferred to land use rights. (Note 9).

Note 11 - Taxation

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

United States

CPGI is incorporated in Delaware and is subject to U.S. federal income tax with a system of graduated tax rates ranging from 15% to 35%. As CPGI does not conduct any business in the US or Delaware, it is not subject to Delaware state corporate income tax or US federal income tax.

No provision for US federal income taxes has been made as the Company had no US taxable income for the periods presented, and the earnings will be permanently reinvested in the PRC.

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

Anti-Aging, registered in the City of Wuhan in the PRC, is subject to the income tax at tax rate of 25%.

Xingpu, registered in the City of Guangzhou in the PRC, is subject to the income tax at tax rate of 25%.

a)	Tax payable

Taxes payable consist of the following:

	June 30,	September 30,
	2011	2010
	(Unaudited)
VAT payable	$2,838,980	$3,113,658
Income tax payable	941,727	2,250,810
Other taxes payable	157,131	233,331
	$3,937,838	$5,597,799

(b) Income tax expense (benefit)

The following table reconciles the Group’s effective tax for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Expected enterprise income tax at statutory tax rate	$(2,268,123)	$2,092,250	$(1,204,806)	$1,241,675
Effect of preferential tax rate	907,249	(836,900)	573,072	(415,995)
Non-deductable expenses	-	123,961	-	81,283
Changes in valuation allowance	2,103,714	-	2,103,714	-
Others	(18,810)	-	(431)	-
Effective enterprise income tax	$724,030	$1,379,311	$1,471,549	$906,963

(c) Deferred tax assets

Deferred tax assets and deferred tax liabilities reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purpose and the tax bases used for income tax purpose.

For the nine months ended June 30, 2011, the deferred tax asset decreased by $717,760 to $64,595 compared with $782,355 as of September 30, 2010. The change in deferred tax asset was due to the allowance by Management’s prudent position in recognition of relevant deferred tax assets at June 30, 2011 since it is more likely than not that all of the deferred tax assets will not be realized due to the significant deterioration of operations in this quarter mainly because of some regulation with negative impact implemented by the government.

Note 12 - Short-term Loans

	Interest Rate Per Annum	June 30, 2011		September 30, 2010
Lender		RMB	USD	RMB	USD

Agriculture Bank of China	5.84%	1,920,000	297,076	1,980,000	295,606

Wuhan Finance Bureau	5.94%	1,500,000	232,090	1,500,000	223,944

Shanghai Pudong Development Bank	6.31%	10,000,000	1,547,269	-	-

Total bank loans		13,420,000	2,076,435	3,480,000	519,550

Short-term loans represent those short-term loans from financial institutions. The term of the loan from Agriculture Bank of China, Wuhan Finance Bureau and Shanghai Pudong Development Bank expired in 2003, 2001 and interest accrued on a monthly basis based on the contractual rate. The term of the loan from Shanghai Pudong Development Bank will be expired in June 2012 and interest accrued on a quarterly basis based on the contractual rate.

The interest expense for nine months ended June 30, 2011 and 2010 was $100,075 and $64,136, respectively.

The interest expense for three months ended June 30, 2011 and 2010 was $52,118 and $21,176, respectively.

Note 13 - Amounts due to a director

Amounts due to a director represents short term borrowings which were interest free from a director for certain business purposes. As of June 30, 2011, amounts due from a director amounted to $872,660 and the amounts will be settled before September 30, 2011. Amounts due to a director was nil as of September 30, 2010.

Note 14 - Related Party Transactions

The transactions with the following entities and individuals were made in the ordinary course of business and were negotiated on an arm’s length basis.  A summary of balances and transactions with related parties is as follows:

	June 30,	September 30,
	2011	2010
	(Unaudited)
Due to related parties
Wuhan Hopsun Biological Product Inspection Co., Limited (“Wuhan Inspection”) (a)	$453,191	$442,689

(a)
Wuhan Inspection, in which the Group had a 40% interest as of June 30, 2011, advanced to Tallyho payments for relevant expenses for obtaining the necessary special licenses for Wuhan Inspection’s inspection business through and with the assistance of Tallyho.

All amounts due to related companies were interest free, unsecured and had no fixed term of repayment.

Note 15 - Commitment and Contingency

(a) Operating lease commitment

The Group has entered into several tenancy agreements for the operating lease of office blocks, workshops and warehouses. The Group’s commitment for minimum lease payments under these operating leases as of June 30, 2011 for the next five years is as follows:

As of June 30, 2011
Within 1 year	$21,130
Between 1 and 2 years	8,162
Between 2 and 3 years	3,085
Between 3 and 4 years	3,085
Between 4 and 5 years	1,268
5 years then thereafter	-
$36,730

(b) Capital commitment

There is a capital commitment of $15,473 for the regional customer health center in Guangdong Province, China as of June 30, 2011. There is no capital commitment as of September 30, 2010.

(c) Contingency

The Group is not currently a party to any legal proceeding, investigation or claim which, in the opinion of the management, is likely to have a material adverse effect on the business, financial condition or results of operations, The Group did not record any contingencies as of June 30, 2011 and September 30, 2010.

Note 16 – Shareholders’ Equity

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

On March 1 and September 1, 2010, the Company issued an aggregate of 38,000 shares of the Company’s common stock as payments for services which were valued at $137,490 and included in deferred compensation which was all expensed as of March 31, 2011.

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

On September 2, 2010, as the result of closing of an investment with gross proceeds of $3,000,000 pursuant to a Share Purchase Agreement dated August 25, 2010, the Company issued (i) 585,743 shares of common stock, par value $.0001 per share, and (ii) a 5 year warrant to purchase up to an additional 87,861 shares of Common Stock at an exercise price of $6.75 per share to the investor. The net proceeds were $2,935,534 after deducting transaction related cash commission and expenses of $64,466. The Company also issued 40,000 shares of the Company’s common stock for commissions which were valued at $187,200 and treated as transaction costs associated with the above financing.

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

Due to the limited trading history of the Company’s common stock, the Company used the market prices of a similar public company’ (similar industry, size and length of operations) to calculate the volatility which was estimated to be 125%.

Following is a summary of the warrant activity:

Outstanding as of October 1, 2010	502,150
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2011	502,150

Deferred compensation

The deferred compensation was recognized as the remuneration for the previous CFO and amortized to expenses over the service period. As the result of the resignation of the previous CFO, there is no deferred compensation recognized as of June 30, 2011. There is deferred compensation of $77,355 as of September 30, 2010.

Note 17 - Subsequent Events

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

Our products are sold to customers through a combined network of sales personnel in our headquarters and through our wholesalers, distributors and private labeled partner.

We believe that we are one of the largest companies in China focusing on the development and production of functional peptide nutritional products, and that we are one of the few companies in our industry that offer competitive prices and high quality diversified nutritional products combined with excellent customer service.

Recent Developments

In September 2009, the PRC government published Draft Regulations regarding Supervision and Management of Health Food, or the Draft Regulations, which prohibits sales through meeting-based sales of health food. Although the Draft Regulations are still in the stage of discussion and other later issued related government directives relaxed the above prohibition, we believe that the final regulation will prohibit such sales. Our subsidiary, Hopsun, which contributed over 90% of our total sales revenue through its meeting-based sales network, conducts its sales through a self-owned meeting-based sales network.  We believe that once the regulation becomes effective, Hopsun’s business operations with regard to meeting-based sales would be prohibited by the regulation.

As a result of the above, the Company has restructured Hopsun and its sales branches to change its sales model from a self-owned meeting-based sales network to a centralized, third-party distributor network for our own branded consumer end products. Hopsun no longer sells products directly to consumers through its conduct of meetings, instead its sales are conducted through distributors at wholesale prices.  As a result of the restructuring, our revenues declined by 90.7% during the 2011 third quarter, as compared to the same period last year. However, management expects that this new centralized, third-party channel sales model will help to significantly decrease our selling and marketing expenses going forward, as we expect such expenses will be borne by the third party distributors.  In addition, management expects that revenue and profit generated through third party distributors will slowly increase and may reach the same level before the restructuring by the end of 2013. Nevertheless, we cannot ensure the result of the abovementioned restructuring will be as successful as management has projected.

Results of Operations

The following table sets forth our statements of operations for the three and nine months ended June 30, 2011 and 2010 in U.S. dollars (Unaudited):

Comparison of Three Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
	(in dollars, except percentages)

REVENUES	1,072,892	100.00%	11,560,788	100.00%

COST OF SALES	833,189	77.7%	685,905	5.9%

GROSS PROFIT	239,703	22.3%	10,874,883	94.1%

SELLING AND ADMINISTRATIVES EXPENSES	6,172,396	575.3%	6,820,092	59.0%

OPERATING (LOSS) INCOME	(5,932,693)	-553.0%	4,054,791	35.1%

OTHER INCOME (EXPENSE)
Interest (expense) income	19,541	1.8%	(27,904)	-0.2%
Equity loss in affiliates	(82)	0.0%	(7,362)	-0.1%
Other income	21,326	2.0%	(30,300)	-0.3%
	40,785	3.8%	(65,566)	-0.6%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(5,891,908)	-549.2%	3,989,225	34.5%

INCOME TAX EXPENSE	1,471,549	137.2%	906,963	7.8%

NET (LOSS) INCOME	(7,363,457)	-686.3%	3,082,262	26.7%

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain	727,999	67.9%	158,903	1.4%

COMPREHENSIVE (LOSS) INCOME	(6,635,458)	-618.5%	3,241,165	28.0%

Revenues. Revenues for the three months ended June 30, 2011 decreased to $1,072,892, as compared to $11,560,788 for the three months ended June 30, 2010, a decrease of $10,487,896 or 90.7%.  The decrease is mainly attributable to the restructuring of Hopsun and its sales branches that commenced in late March, 2011. The restructuring was carried out to change our sales model from a self-owned meeting-based sales network to a centralized, third-party distributor network for our own branded consumer end products. Therefore, the revenues were declined significantly in 2011 as Hopsun was contributing the large percent of the Group sales. Management expects that this new centralized, third-party channel sales model will help to significantly decrease our selling and marketing expenses going forward, as we expect such expenses will be borne by the third party distributors.  While revenues will be temporarily impacted and may only gradually rebound in future periods, we expect to improve our operational efficiency and net profit in the near term.

Cost of Sales. Cost of sales for the three months ended June 30, 2011 amounted to $833,189, or approximately 77.7% of revenues, compared to $685,905, or approximately 5.9% of revenues, for the three months ended June 30, 2010, an increase of $147,284 or 21.5%.  The increase of cost of sales is mainly attributable to the increase of fixed cost such as depreciation expense, payroll and utility costs etc. Such costs, especially the depreciation expense increased in the three months ended June 30, 2010 mainly due to the completion of the construction of the new factory as of September 30, 2010, depreciation expense for the three months ended June 30, 2011 and 2010 was $394,400 and $86,428, respectively. The significant increase of the proportion of cost of sales to revenues is mainly attributable to the sharply decrease of Hopsun’s revenue in the three months ended June 30, 2011, which used to have much higher gross profit than that in the consolidated level.

Gross Profit. Gross profit for the three months ended June 30, 2011 decreased $10,635,180, or -97.8%, to $239,703 from $10,874,883 for the three months ended June 30, 2010, with a gross margin of 22.3% and 94.1% for the three months ended June 30, 2011 and 2010 respectively.  The decrease in gross profit is mainly due to the $10,487,896, or 90.7%, decrease in revenues and $147,284, or 21.5%, increase in cost of sales during the 2011 period. As the changing of sales model of Hopsun, the sales of our main products Protein Powder and Holy Fruit Capsule decreased significantly for the three months ended June 30, 2011 compared with the same period 2010.  On the other hand, the cost of sales increased as the fix costs, such as water, electricity expenses, depreciation expense and employee salaries etc, increased compared to the same period 2010.

Selling and Administrative Expenses. Selling and administrative expenses for the three months ended June 30, 2011 totaled $6,172,396, or approximately 575.3% of revenues, compared to $6,820,092, or approximately 59.0% of revenues, for the same period in 2010. There was a decrease of $647,696 or -9.5% in selling and administrative expenses while the proportion to revenues increased significantly from 59.0% to 575.3%. The change is mainly attributable to: a) the decrease in selling and administrative expenses mainly due to the decrease in promotional costs from approximately $5.6 million for three months ended June 30, 2010 to approximately $2.9 million for the same period in 2011, a decrease of $2.6million, as the sales of products decreased in this quarter as discussed above; b) the significant increase in the proportion to revenues is mainly attributable to the $10,487,896 decrease in revenues; and c) the bad debt for receivables for the three months ended June 30, 2011 increased approximately $1 million  compared to the three months ended June 30, 2010 as we provide additional bad debt provisions for Hopsun’s receivables after considering the long aging and the collectability of these accounts; and d) payroll for the three months ended June 30, 2011 increased approximately $0.75 million, compared with the same period in 2010. Due to the restructuring of Hopsun and its sales model, the management decided to dismiss some employees, where the annual bonus were be paid in advance.  Therefore the payroll expense increased for the three months ended June 30, 2011, which will be temporarily impacted and we expect to improve our operational efficiency in the near term.

Operating (Loss) Income. An operating loss of $(5,932,693), or approximately -553.0% of revenues, was incurred for the three months ended June 30, 2011, as compared to an operating income of $4,054,791, or approximately 35.1% of revenues, for the three months ended June 30, 2010, a decrease of $9,987,484 or 246.3%. The operating loss is mainly attributable to the decrease in revenues and an increase in cost of sales in the three months ended June 30, 2011.

Interest (Expense) Income. Net interest income totaled $19,541 for the three months ended June 30, 2011, as compared to net interest expense of $(27,904) for the three months ended June 30, 2010, an increase of $47,445 or 170.0%.

Equity Loss in Affiliates. Equity loss in affiliates for the three months ended June 30, 2011 amounted to $82, a decrease of $7,280, or -98.9%, as compared to equity loss in affiliates of $7,362 for the three months ended June 30, 2010. The decrease is due to the decrease in the net loss of an affiliate company in which the Group has a 40% equity interest and uses the equity method to account for such an investment.

Other Income (Expense). Other income was $21,326 for the three months ended June 30, 2011, as compared to other expenses of $(30,300) for the three months ended June 30, 2010, an increase of $51,626. The change is mainly attributable to government subsidy income during the three months ended June 30, 2011.

(Loss) Income before Income Tax Expense. Loss before income tax expense was $(5,891,908) or approximately -549.2% of revenues, for the three months ended June 30, 2011, as compared to income before income tax expense of $3,989,225, or approximately 34.5% of revenues, for the three months ended June 30, 2010, a decrease of $9,881,133, or -247.7%. The decrease in income before income tax expense is mainly attributable to the $10,487,896 decrease in revenues during the three months ended June 30, 2011.

Income Tax Expense. According to the analysis and evaluation of the management, the group recognized a tax expenses amounted $1,471,549 for the three months ended June 30, 2011, as compared to income tax expense $906,963 for the three months ended June 30,2010, an increase of $564,586, or 62.3%. The increase is mainly attributable to the allowance of the management’s recognition of relevant deferred tax assets at June 30, 2011 since it is more likely that not that the deferred tax assets will not be realized (note 12).

Net (Loss) Income. Net loss was $(7,363,457), or approximately -686.3% of revenues, for the three months ended June 30, 2011, as compared to net income of $3,082,262, or approximately 26.7% of revenues, for the three months ended June 30, 2010, a decrease of $10,445,719, or -338.9%. The decrease in net income is mainly attributable to the $10,487,896 decrease in revenues during the three months ended June 30, 2011. Although no assurance can be given, management believes that our revenues and net income will resume growth in future periods resulting from, among other factors, growing market demands for anti-aging nutritional supplements, health foods and functional food products, our increased sales and marketing efforts after the restructuring of our sales network, our newly added manufacturing capacity to meet such increasing demands, our expansion into other high margin peptide-based product categories, as well as the PRC government’s increasing emphasis on domestic consumption as a key area for future sustained economic growth.

Comparison of Nine Months Ended June 30, 2011 and 2010

	Nine Months Ended June 30,
	2011		2010
	Amount	% of Revenues	Amount	% of Revenues
	(in dollars, except percentages)

REVENUES	8,860,455	100.0%	25,664,457	100.0%

COST OF SALES	2,240,152	25.3%	1,782,788	6.9%

GROSS PROFIT	6,620,303	74.7%	23,881,669	93.1%

SELLING AND ADMINISTRATIVES EXPENSES	16,191,336	182.7%	16,213,354	63.2%

OPERATING (LOSS) INCOME	(9,571,033)	-108.0%	7,668,315	29.9%

OTHER INCOME (EXPENSE)
Interest (expense) income	30,670	0.3%	(63,968)	-0.2%
Equity loss in affiliates	(6,912)	-0.1%	(23,835)	-0.1%
Other income	111,136	1.3%	(10,653)	0.0%
	134,894	1.5%	(98,456)	-0.4%
INCOME (LOSS) BEFORE INCOME TAX EXPENSE	(9,436,139)	-106.5%	7,565,859	29.5%

INCOME TAX EXPENSE	724,030	8.2%	1,379,311	5.4%

NET (LOSS) INCOME	(10,160,169)	-114.7%	6,190,548	24.1%

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation loss	904,619	10.2%	83,555	0.3%

COMPREHENSIVE (LOSS) INCOME	(9,255,550)	-104.5%	6,274,103	24.4%

Revenues. Revenues for the nine months ended June 30, 2011 decreased to $8,860,455, as compared to $25,664,457 for the nine months ended June 30, 2010, a decrease of $16,804,002 or 65.5%. The decrease is mainly attributable to the restructuring of Hopsun and its sales branches in late March 2011. The restructuring was carried out to change our sales model from a self-owned meeting-based sales network to a centralized, third-party distributor network for our own branded consumer end products. Therefore, the revenues were declined significantly in 2011 as Hopsun was contributing the large percent of the Group sales. Management expects that this new centralized, third-party channel sales model will help to significantly decrease our selling and marketing expenses going forward, as we expect such expenses will be borne by the third party distributors.  While revenues will be temporarily impacted and only gradually rebound in future periods, we expect to improve our operational efficiency and net profit in the near term.

Cost of Sales. Cost of sales for the nine months ended June 30, 2011 amounted to $2,240,152, or approximately 25.3% of revenues, compared to $1,782,788, or approximately 6.9% of revenues, for the nine months ended June 30, 2010, an increase of $457,364 or 25.7%. The increase of cost of sales is mainly attributable to the increase of fixed cost such as depreciation expense, payroll and utility costs etc. Such costs, especially the depreciation expense increased in the nine months ended June 30, 2010 mainly due to the completion of the construction of the new factory as of September 30, 2010, depreciation expense for the nine months ended June 30, 2011 and 2010 was $939,835 and $285,871, respectively. The significant increase of the proportion of cost of sales to revenues is mainly attributable to the sharply decrease of Hopsun’s revenue in the nine months ended June 30, 2011, which used to have much higher gross profit than that in the consolidated level.

Gross Profit. Gross profit for the nine months ended June 30, 2011 decreased $17,261,366, or -72.3%, to $6,620,303, from $23,881.669 for the nine months ended June 30, 2010.  The respective gross margins are 74.7% and 93.1% for the nine months ended June 30, 2011 and 2010, with a 72.3% decrease.  The decrease in gross profit is mainly due to the $16,804,002, or -65.5%, decrease in revenues and $457,364, or 25.7%, increase in cost of sales. As the changing of sales model of Hopsun, the sales of our main products Protein Powder and Holy Fruit Capsule decreased significantly for the nine months ended June 30, 2011 compared with the same period 2010.  On the other hand, the cost of sales increased as the fix costs, such as water, electricity expenses, depreciation expense, employee salaries etc, increased compared to the same period 2010.

Selling and Administrative Expenses. Selling and administrative expenses for the nine months ended June 30, 2011 totaled $16,191,336, or approximately 182.7% of revenues, compared to $16,213,354, or approximately 63.2% of revenues, for the same period in 2010, and decrease of $22,018, or -0.1%. There was a decrease of $22,018 or -0.1% in selling and administrative expenses while the proportion to revenues increased significantly from 63.2% to 182.7%. The change is mainly attributable to: a) the decrease in selling and administrative expenses mainly due to the decrease in promotional costs from approximately $12.7 million for nine months ended June 30, 2010 to approximately $8.5 million for the same period in 2011, a decrease of $4.2 million, as the sales of products decreased in this quarter as discussed above; b) the significant increase in the proportion to revenues is mainly attributable to the $16,804,002 decrease in revenues; and c) the bad debt for receivables for the nine months ended June 30, 2011 increased approximately $2.3 million  compared to the nine months ended June 30, 2010 as we provide additional bad debt provisions for Hopsun’s receivables after considering the long aging and the collectability of these accounts; and d) payroll for the nine months ended June 30, 2011 increased approximately $0.86 million, compared with the same period in 2010. Due to the restructuring of Hopsun and its sales model, the management decided to dismiss some employees, where the annual bonus were be paid in advance.  Therefore the payroll expense increased for the nine months ended June 30, 2011, which will be temporarily impacted and we expect to improve our operational efficiency in the near term.

Operating (Loss) Income. An operating loss of $(9,571,033), or approximately -108.0% of revenues, was incurred for the nine months ended June 30, 2011, as compared to an operating income of $7,668,315, or approximately 29.9% of revenues, for the nine months ended June 30, 2010, a decrease of $17,239,348, or -224.8%. The operating loss is mainly attributable to the decrease in revenues and increase in costs of sales in the nine months ended June 31, 2011.

Interest (Expense) Income. Net interest income totaled $30,670 for the nine months ended June 30, 2011, as compared to net interest expense of $(63,968) for the nine months ended June 30, 2010, an increase of $94,638, or 147.9%.

Equity Loss in Affiliates. Equity loss in affiliates for the nine months ended June 30, 2010 amounted to $6,912, a decrease of $16,932, as compared to equity loss in affiliates of $23,853 for the nine months ended June 30, 2010. The decrease is due to the decrease in the net loss of an affiliate company in which the Group has a 40% equity interest and uses the equity method to account for such an investment.

Other Income. Other income was $111,136 for the nine months ended June 30, 2011, as compared to other income of $10,653 for the nine months ended June 30, 2010, an increase of $121,789. The change is mainly attributable to government subsidy income during the nine months ended June 30, 2011.

(Loss) Income before Income Tax Expense. Loss before income tax expense was $(9,436,139), or approximately -106.5% of revenues, for the nine months ended June 30, 2011, as compared to income before income tax expense of $7,569,859, or approximately 29.5% of revenues, for the nine months ended June 30, 2010, a decrease of $17,005,998, or -224.7%. The decrease in income before income tax expense is mainly attributable to the $16,804,002 decrease in revenues and the $457,364 increase in costs of sales during the nine months ended June 30, 2011.

Income tax expense. According to the analysis and evaluation of the management, the group recognized a tax expense amounted $724,030 for the nine months ended June 30, 2011, as compared to income tax expense $1,379,311 for the nine months ended June 30, 2010, decrease of $655,281, or -47.5%. The recognition of the tax expense is mainly due to the allowance of the management’s recognition of relevant deferred tax assets at June 30, 2011 since it is more likely that not that the deferred tax assets will not be realized (note 12).

Net (Loss) Income. Net loss was $(10,160,169), or approximately -114.7% of revenues, for the nine months ended June 30, 2011, as compared to net income of $6,190,548, or approximately 24.1% of revenues, for the nine months ended June 30, 2010, a decrease of $16,350,717, or -264.1%.   The decrease in net income is mainly attributable to the decrease of $16,804,002 in revenues during the nine months ended June 30, 2011. Although no assurance can be given, management believes that our revenues and net income will resume growth in future periods resulting from, among other factors, growing market demands for anti-aging nutritional supplements, health foods and functional food products, our increased sales and marketing efforts after the restructuring of our sales network, our newly added manufacturing capacity to meet such increasing demands, our expansion into other high margin peptide-based product categories, as well as the PRC government’s increasing emphasis on domestic consumption as a key area for future sustained economic growth.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Nine Months Ended June 30,
	2011	2010
	(in dollars)
Net cash provided by (used in) operating activities	(111,005)	8,653,175
Net cash used in investing activities	(2,144,064)	(10,278,197)
Net cash provided by financing activities	2, 394,153	6,226,275
Effect of exchange rate fluctuation on cash and cash equivalents	2,712	32,010
Net increase in cash and cash equivalents	141,796	4,633,263
Cash and cash equivalents, beginning of period	14,421,012	4,439,732
Cash and cash equivalents, end of period	14,562,808	9,072,995

Operating Activities

Net cash used in operating activities amounted to $111,005 during the nine months ended June 30, 2011, decreased $8,764,180, or -101.3%, as compared to $8,653,175 during the nine months ended June 30, 2010. The decrease is mainly attributable to a $7,536,596 decrease in Accounts Receivable, and a $1,896,887 decrease in Accounts Payable during the 2011 period.

Investing Activities

Net cash used in investing activities decreased by $8,134,133, or -79.1%, to $2,144,064 during the nine months ended June 30, 2011, as compared to $10,278,197 during the nine months ended June 30, 2010.  During the nine months ended June 30, 2010, there were approximately $5.88 million in payments to acquire the land use rights for the building of our regional headquarters and research and development center in Guangzhou, China. During the period, we also made prepayments totaling $1,586,470 for certain long-lived assets.

Financing Activities

Net cash provided by financing activities amounted to $2,394,153 during the nine months ended June 30, 2011, as compared to net cash provided by financing activities of $6,226,275 during the nine months ended June 30, 2010, a decrease of $3,832,122, or -61.5%. The fluctuation  is mainly due to the decrease in proceeds from private placements where there were two equity investments with aggregate net proceeds of $6.36 million made by two institutional investors during the nine months ended June 30, 2010 and the proceeds from private placement was $nil during the same period of 2011.

Loan Commitments

As of June 30, 2011, we had the following outstanding bank loans:

•
We have an outstanding bank loan of RMB1,920,000 (approximately $297,000) from the Agriculture Bank of China, Wuhan Branch. This bank loan has been continuously extended from September 2003, the original maturity date.  The Company has been repaying the principal amount of this loan with payments of RMB 20,000 (approximately $3,000) per month at the request of the bank.  Interest accrues on a monthly basis at the rate of 5.84% per annum.

•
We have an outstanding bank loan of RMB1,500,000 (approximately $232,000) from the Wuhan Finance Bureau. This loan has been continuously extended from November 2001, the original maturity date, and such loan will be repaid when the bank requests repayment.  Interest accrues on a monthly basis at the rate of 5.94% per annum.

•
We have a loan facility agreement of RMB5,000,000 (approximately $759,000) with Wuhan Pan-Asia Peptide Material Research Co., Ltd. (“Wuhan Pan-Asia”), an unrelated third party. Under such agreement, Wuhan Pan-Asia lends to the Company, when needed, funds borrowed from Wuhan Rural Commercial Bank for RMB3,400,000 (approximately 516,000) of which, ,  the Company has pledged an office building as collateral.  Interest on the loan is paid by the Company monthly at the rate of 0.566%. As of March 31, 2011, the balance due to Wuhan Pan-Asia was nil.

•
We have an outstanding bank loan of RMB10, 000,000 (approximately $1,547,000) from Shanghai Pudong Development Bank. Interest accrues on a monthly basis at the rate of 6.31% per annum and will be repaid in a quarterly basis.

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

Obligations Under Material Contracts

In addition to the loan agreements disclosed above, we have made a capital commitment of $15,473 for the regional customer health center in Guangdong province, China as of June 30, 2011.

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

Recent Accounting Pronouncements

See Note 2(h) (Recently Issued Accounting Pronouncements) to our unaudited consolidated financial statements included elsewhere in this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Dongliang Chen, our Chief Executive Officer and Ms. Lirong Hu, our interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  Based on that evaluation, Mr. Chen and Ms. Hu concluded that, because of the material weaknesses described in Item 9A “Controls and Procedures” on our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, which we are still in the process of remediating as of June 30, 2011, our disclosure controls and procedures were not effective.  Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of June 30, 2011, the management concluded that: (1) we lacked qualified resources to perform our internal audit functions properly and that we have not yet fully developed the scope and effectiveness of our internal audit function; (2) we lacked an audit committee within our board to oversee the financial reporting pursuant to U.S. GAAP and the SEC’s rules and regulations; and (3) our accounting staff lacked sufficient accounting skills and experience necessary to fulfill our public reporting obligations according to U.S. GAAP and the SEC’s rules and regulations.

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

CHINA POLYPEPTIDE GROUP, INC.

Date: August 22, 2011	By:	/s/ Dongliang Chen
Dongliang Chen, Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Lirong Hu
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)